Form 10-Q
period 2010-09-30
GSP-1, Inc.
filed 2010-11-15
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 000-54070

GSP-1, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3120288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Sweet Bay Avenue Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code _____________

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 15, 2010, there were 1,000,000 shares of Common Stock, par value $0.001 per share, outstanding.

GSP-1, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	4

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	5

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	6

	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	7

	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4.	Controls and Procedures.	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

Item 1. Financial Statements.

GSP -1, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGES	8 - 10	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GSP -1, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$8,199	$830
Total Liabilities	8,199	830

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000,000	1,000	1,000
and 1,000,000 issued and outstanding, respectively
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(9,199)	(1,830)
Total Stockholders' Deficiency	(8,199)	(830)

Total Liabilities and Stockholders' Deficiency	$-	-

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period from
	For the three months	For the nine months	December 31, 2009
	ended September 30, 2010	ended September 30, 2010	(Inception) to September 30, 2010
Operating Expenses
Professional fees	$7,369	$7,369	$8,199
Stock compensation	-	-	1,000
Total Operating Expenses	7,369	7,369	9,199

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,369)	(7,369)	(9,199)

Provision for Income Taxes	-	-	-

NET LOSS	$(7,369)	$(7,369)	$(9,199)

Net Loss Per Share - Basic and Diluted	-0.01	-0.01

Weighted average number of shares outstanding	1,000,000	1,000,000
during the period - Basic and Diluted

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from December 31, 2009 (Inception) to September 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.001/share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss per share for the one day period ended December 31, 2009	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss for the nine month period ended September 30, 2010	-	-	-	-	-	(7,369)	(7,369)

Balance, September 30, 2010	-	$-	1,000,000	$1,000	$-	$(9,199)	$(8,199)

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

For the period from
	For the nine month period ended	December 31, 2009 (Inception) to
	September 30, 2010	September 30, 2010
Cash Flows From Operating Activities:
Net Loss	$(7,369)	$(9,199)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,369	8,199
Net Cash Used In Operating Activities	-	-

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

GSP-1, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 31, 2009.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and September 30, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2010, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

Stock Issued for Services

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided (See Note 3).

NOTE 3     RELATED PARTY TRANSACTION

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided.

NOTE 4     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $9,199 from inception and has a working capital and stockholders’ deficiency of $8,199 at September 30, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

GSP-1, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 31, 2009.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

    During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe the cost associated with the filing of Exchange Act reports and consummating an acquisition will be approximately five thousand dollars ($5,000.00). In addition, we anticipate an approximate cost of five thousand dollars ($5,000.00) for accountants, attorneys and others, associated with investigating specific business opportunities, and the negotiation, drafting and execution of relevant agreements. We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned by or invested in us by Mr. Peter Goldstein, our sole officer and director. We currently have no written contractual agreements in place with Mr. Goldstein to provide such funding; however, Mr. Goldstein has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations. A description of the oral arrangement between the Company and Mr. Goldstein is attached hereto as Exhibit 10.1.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. We do not have any material commitments for capital expenditures relating to the next twelve (12) months.

Our officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our sole officer and director intends to seek out an entity to conduct a business combination by networking and communicating with several attorneys, accountants and investment banking firms in the industry. Our officer and director will be the sole individual assisting us with this process.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

For the nine months ended September 30, 2010, we had $0 revenue. Expenses for the period totaled $7,369 resulting in a net loss of $7,369.  The expenses represent fees paid to professionals in the process of filing the Form 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive and Financial Officer.

32.1	Section 906 Certification of Principal Executive and Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-1, INC.

Date: November 15, 2010	By:	/s/ Peter Goldstein
Peter Goldstein
President
Principal Executive and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive and Financial Officer.

32.1	Section 906 Certification of Principal Executive and Financial Officer.