Form 10-K
period 2010-12-31
GSP-1, Inc.
filed 2011-03-31
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 000-54070

GSP-1, INC.
(Name of small business issuer in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

650 Sweet Bay Avenue
Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

_______________

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 100,000,000, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[ ] No[x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[ ] No[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[x]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [x] No [ ]

As of March 23, 2011, the registrant had 1,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

i

PART I

ITEM 1. BUSINESS

(a) Business Development

GSP-1, INC. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on December 31, 2009.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end. Our accountant has issued a going concern opinion regarding our business operations.

(b) Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. There is no assurance that we will be able to successfully conclude a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Peter Goldstein, the sole officer and director of the Registrant. As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(i)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(iii)  Strength and diversity of management, either in place or scheduled for recruitment;

(iv)  Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)  The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(vi)  The extent to which the business opportunity can be advanced;

(vii)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters. There may be inherent conflicts of interest between entities in which Mr. Goldstein is involved. A conflict of interest may arise due to our sole officer and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as GSP-1, Inc. We do not intend to consummate a business combination or transaction involving any related parties.

Our sole officer and director is a shareholder and former officer and director of GSP-2, Inc., which had a Form 10 Registration Statement become effective with the SEC on October 4, 2010.  China Renewable Energy Holdings Inc. which had a Form 10 Registration Statement become effective with the SEC on January 19, 2008, Regenesis Centers, Inc. which had a Form 10 Registration Statement become effective with the SEC on September 18, 2005, International Mergers and Acquisition Corp. which had a Form 10 Registration Statement become effective with the SEC on September 6, 2007 and Equity Ventures Group, Inc. which had a Form 10 Registration Statement become effective with the SEC on September 27, 2004. On February 11, 2011, GSP-2, Inc. entered into a Share Exchange Agreement with Shiny Gold Holdings Limited, a British Virgin Islands company (“Shiny Gold”), and its shareholders pursuant to which GSP-2, Inc. acquired all of the shares of Shiny Gold.  As a result and based on GSP-2’s filings with the SEC, GSP-2, Inc. is now a holding company, which, through Shiny Gold and its subsidiaries, sells high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.  For more information on GSP-2, Inc., please refer to that company’s filings with the SEC.  On April 24, 2008 China Renewable Energy Holdings entered into a Share Exchange Agreement with China Clean and Renewable Energy Limited, a Hong Kong Corporation. For additional information on China Renewable Energy Holdings, Inc., please refer to that company’s filings with the SEC. On August 31, 2006, Regenesis Centers, Inc., entered into a Stock Purchase Agreement and Share Exchange Agreement with the Institute of Advanced Medicine. At this time, we are unaware of any current operating status of Regenesis Centers, Inc. For additional information on Regenesis Centers, Inc., please refer to that company’s filings with the SEC.  Based upon filings with the SEC, as of the current date neither International Mergers and Acquisition Corp. or Equity Ventures Group, Inc. has entered into a reverse merger agreement or any other type of acquisition.  China Renewable Energy Holdings, Inc. is the only one of these entities to generate any revenue since inception.

For additional information regarding our sole officer and director’s previous blank check company experience please refer to Item 10, Directors and Executive Officers.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholder of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees, other than our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company is a reporting company under the Exchange Act and files current and periodic reports as required by the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

 ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

The Company neither rents or owns any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

 None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is not traded or quoted on any stock exchange or over the counter market. The Company is not aware of any market activity in its common stock since its inception through the date of this filing.

(b) Holders.

As of March 23, 2011, there was one record holder of an aggregate of 1,000,000 shares of the Company’s common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6. SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Our officer and director has had preliminary contact or discussions with a representative of an entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our sole officer and director intends to seek out an entity to conduct a business combination by networking and communicating with several attorneys, accountants and investment banking firms in the industry. Our officer and director will be the sole individual assisting us with this process.

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

Liquidity and Capital Resources

On February 1, 2011, the Company held the initial closing of a private placement (“Offering”) of an aggregate of 250,000 shares of Series A Convertible Preferred Stock, par value 0.001 per share, (“Series A Preferred Stock”) in the aggregate amount of $125,000 with certain accredited investors pursuant to certain subscription agreements.  On February 15, 2011, the Company held the final closing of an aggregate of 150,000 shares of Series A Preferred Stock in an aggregate amount of $75,000 as part of the Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

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

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GSP -1, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010, THE ONE DAY PERIOD ENDED DECEMBER 31, 2009 AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010, THE ONE DAY PERIOD ENDED DECEMBER 31, 2009 AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO DECEMBER 31, 2010

PAGES	F-7-F-10	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
GSP-1, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of GSP-1, Inc. (A Development Stage Company) (the "Company") as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2010, the one day period ended December 31, 2009, and the period December 31, 2009 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of GSP-1, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010, the one day period ended December 31, 2009 and the period December 31, 2009 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a net loss of $12,488 from Inception, a working capital and a stockholders' deficiency of $11,488 as of December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

GSP -1, Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31, 2010	December 31, 2009

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$11,488	$830
Total Liabilities	11,488	830

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000,000	1,000	1,000
and 1,000,000 issued and outstanding, respectively
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(12,488)	(1,830)
Total Stockholders' Deficiency	(11,488)	(830)

Total Liabilities and Stockholders' Deficiency	$-	-

See Accompanying Notes to
Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Statements of Operations
			For the Period from
	For the	For the One Day	December 31, 2009
	Year Ended	Period Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Operating Expenses
Professional fees	$10,658	$830	$11,488
Stock compensation	-	1,000	1,000
Total Operating Expenses	10,658	1,830	12,488

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10,658)	(1,830)	(12,488)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,658)	$(1,830)	$(12,488)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)

Weighted average number of shares outstanding	1,000,000	1,000,000
during the period - Basic and Diluted

See Accompanying Notes to
Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from December 31, 2009 (Inception) to December 31, 2010

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.001/share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss per share for the one day period ended December 31, 2009	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	$-	1,000,000	$1,000	$-	$(12,488)	$(11,488)

See Accompanying Notes to
Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Statements of Cash Flows

For the
Period from
		For the One Day	December 31, 2009
	For the Year Ended	Period Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(10,658)	$(1,830)	$(12,488)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,658	830	11,488
Net Cash Used In Operating Activities	-	-	-

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:	-	-	-

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to
Financial Statements

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

 As of December 31, 2010, the Company has a net operating loss carryforward of approximately $11,400 available to offset future taxable income through 2030. The increase in the valuation allowance at December 31, 2010 was $3,624.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

	2010	2009

Expected income tax recovery (expense) at the statutory	$(3,624)	$(622)
rate of 34%
Tax effect of expenses that are not deductible for income tax	-	340
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance	3,624	282
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$3,906	$282
Valuation allowance	(3,906)	(282)
Deferred income taxes	$-	$-

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDERS' DEFICIENCY

Stock Issued for Services

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided (See Note 3).

NOTE 3	RELATED PARTY TRANSACTION

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $12,488 from inception and has a working capital and stockholders’ deficiency of $11,488 at December 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 5	SUBSEQUENT EVENT

During 2011, the Company designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  Shares of Series A Preferred Stock are automatically convertible into shares of the Company’s common stock upon the earlier of (i) one year from the date of the initial issuance of shares of Series A Preferred Stock at a conversion price of $ 0.50 per share or (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of common stock issued by the Company in its next PIPE transaction.  In the event of a conversion pursuant to clause (ii) of the preceding sentence, the conversion price shall be equal to 50% of the price per share of common stock (or common stock equivalents) sold in the PIPE transaction.  In addition, upon the closing of the Company’s next PIPE transaction, the holders of shares of Series A Preferred Stock may elect to convert such shares into shares of the Company’s common stock at a conversion price equal to 50% of the price per share of common stock (or common stock equivalents) sold in the PIPE transaction.  Shares of Series A Preferred Stock that have been redeemed cannot be reissued as Series A Preferred Stock, but can be re-designated into other series of preferred stock.  If at any time within 24 months after the initial issuance of shares of Series A Preferred Stock the Company issues or sells any additional shares of common stock at a price per share less than the conversion price of the Series A Preferred Stock then in effect or without consideration, then the conversion price upon such issuance shall be adjusted based on a ratio:

(A)
the numerator of which shall be equal to the sum of (1) the number of shares of common stock outstanding immediately prior to the issuance of such additional shares of common stock plus (2) the number of shares of common stock (rounded to the nearest whole share) which the aggregate amount paid for   such additional shares of common stock would be purchased at a price per share equal to the conversion price then in effect, and

(B)	the denominator of which shall be equal to the number of shares of common stock outstanding immediately after the issuance of such additional shares of common stock.

During 2011, the Company received $200,000 from the sale of 400,000 shares of Series A Preferred Stock in a private placement offering pursuant to Rule 506 of Registration D  promulgated under the Securities Act of 1933.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Peter Goldstein	48	President and Director

Peter Goldstein, President and Director. Since December, 1999, Mr. Goldstein has served as the Founder, President and Director of Grandview Capital Partners, a holding company of Grandview Capital, Inc. In addition, since December 2006, Mr. Goldstein has served as the Founder, Chief Executive Officer and Director of Grandview Capital, Inc., a registered broker-dealer and an investment banking and securities brokerage firm. Since March 2008, Mr. Goldstein has served as the Founder, Chief Executive Officer and Director of Grandview Capital Advisors, Inc., an affiliate of Grandview Capital, Inc.  Grandview Capital Advisors, Inc. is a registered investment advisory firm, registered in the state of Florida. Since May 2006, Mr. Goldstein has served as the President and Director of Grandview Capital Consulting, a company which provides management consulting services. From January 1997 through September 2008, Mr. Goldstein was Founder, President and Director of Global Business Resources, which provided financial, operational and organizational consulting services to private and emerging companies within the United States and international markets. Mr. Goldstein has an MBA in International Business from the University of Miami.

B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

E. The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Current Blank Check Company Experience

As indicated below, within the past five (5) years our sole officer and director has had prior involvement in the formation, registration, or operation of the following blank check companies:

Name	Filing Date (1) Registration Statement	Operating (2) Status	SEC File Number	Pending Business Combinations	Additional Information
GSP-2, Inc.	August 5, 2010	Executed	000-54070	None.
Peter Goldstein is a shareholder and former officer and director of the Company. On February 11, 2011, the Company entered into a Share Exchange Agreement with Shiny Gold Holdings Limited and its shareholders.

China Renewable Energy Holdings	October 15, 2008	Executed	000-50196	None.
Peter Goldstein is a shareholder and former officer and director of the Company. On April 24, 2008, the Company executed a Share Exchange Agreement with China Clean and Renewable Energy Limited, a Hong Kong Corporation.

International Mergers and Acquisition Corp.	July 6, 2007	Not Executed	000-52717	None.	Peter Goldstein is a shareholder and a former officer and director of the Company. The Company is still investigating a possible business combination.

Equity Ventures	July 27, 2004	Not Executed	000-50868	None.	Peter Goldstein is a shareholder and former officer and director of the company. The Company is still investigating a possible business combination.

Regenesis Centers, Inc.	July 18, 2005	Executed	000-51411	None.
Peter Goldstein is a shareholder and former officer and director of the Company. On August 31, 2006, Regenesis Centers, Inc., entered into a Stock Purchase and Share Exchange Agreement with Institute of Advanced Medicine, Inc.

There may be inherent conflicts of interest which may arise between entities that our sole officer and director has been previously involved. A conflict of interest may arise due to our sole officer and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as GSP-1, Inc. At this time we have no parameters which we use to determine the allocation of acquisition targets.

(1) Represents the filing date of the respective company’s registration statement.
(2) Represents whether the respective company has entered into a business combination.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s sole officer and director has not received any cash remuneration since inception. They will not receive any cash remuneration until the consummation of an acquisition. Our sole officer and director, Mr. Peter Goldstein has received one million shares of common stock in exchange for services provided to our Company. Our officer and director intends to devote approximately five (5) hours per week to our affairs.

  It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows for the period ended December  31, 2010, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation(1)	Total ($)

Peter Goldstein President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Director	2010	$0	$0	$0	$$1,000	$1,000

(1)  As set forth above in Item 4, Security Ownership of Certain Beneficial Owners, the compensation earned or paid by the Company to its named officer and director is in connection with the issuance of one million (1,000,000) common shares valued at $0.001 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 23, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Peter Goldstein (1) 650 Sweet Bay Avenue Plantation, Florida 33324	1,000,000(1)	100%

(1)	Peter Goldstein serves as President and Director of the Company.
There are no arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder, Mr. Peter Goldstein, having a fair value of $1,000 ($0.001/share) in exchange for founder services in connection with setting up and forming the Corporation.  Mr. Goldstein has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $3,000 and 3,380, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document
3.1
Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on September 14, 2010 (“Amendment No. 1 on Form 10”)]

3.2	Bylaws [incorporated by reference to Exhibit 3.2 to Amendment No. 1 on Form 10.]

10.1	Description of Verbal Management Consulting Agreement Between GSP 1, Inc., and Peter Goldstein [incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10.]

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer [filed herewith]

32.1	Section 1350 Certification of Chief Executive Officer [filed herewith]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-1, INC.

Dated: March 31. 2011	By:	/s/ Peter Goldstein
President and Director
Title

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Goldstein	President and Director	March 31, 2011
Peter Goldstein