Form 10-Q
period 2011-03-31
GSP-1, Inc.
filed 2011-05-23
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

GSP-1, INC.
(Exact name of registrant as specified in Charter)

NEVADA	000-54070	27-3120288
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

650 Sweet Bay Avenue
Plantation, Florida 33324
(Address of Principal Executive Offices)
_______________

(Issuer Telephone number)
_______________

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011: 1,000,000.

GSP-1, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to GSP-1, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

GSP -1, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED), AND THE PERIOD FROM DECEMBER 31, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5- 7	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GSP -1, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$163,675	$-
Total Assets	$163,675	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable	$14,229	$11,488
Total Liabilities	14,229	11,488

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,	400	-
400,000 and 0 shares issued and outstanding, respectively		-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000,000	1,000	1,000
and 1,000,000 issued and outstanding, respectively
Additional paid-in capital	192,758	-
Deficit accumulated during the development stage	(44,712)	(12,488)
Total Stockholders' Equity (Deficiency)	149,446	(11,488)

Total Liabilities and Stockholders' Equity (Deficiency)	$163,675	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the	For the	For the period from December 31, 2009
	three months ended	three months ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Operating Expenses
Professional fees	$28,399	$-	$39,887
General and Administrative	3,825	-	4,825
Total Operating Expenses	32,224	-	44,712

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(32,224)	-	(44,712)

Provision for Income Taxes	-	-	-

NET LOSS	$(32,224)	$-	$(44,712)

Net Loss Per Share - Basic and Diluted	(0.03)	(0.00)

Weighted average number of shares outstanding	1,000,000	1,000,000
during the period - Basic and Diluted

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the period from December 31, 2009 (Inception) to March 31, 2011
(Unaudited)

						Deficit	Total
	Preferred Stock		Common stock		Additional	accumulated during	Stockholders'
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Common stock issued for services to founder ($0.001/share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss for the one day period ended December 31, 2009	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss for theyear ended December 31, 2010	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Issuance of Preferred Stock for cash ($0.50 per share) net of offering	400,000	400	-	-	192,758	-	193,158
costs of $6,842
Net loss for three months ended March 31, 2011						(32,224)	(32,224)

Balance, March 31, 2011	400,000	$400	1,000,000	$1,000	$192,758	$(44,712)	$149,446

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP -1, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the
	For the	For the	period from
	three month period ended	three month period ended	December 31, 2009 (Inception)
	March 31, 2011	March 31, 2010	to March 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(32,224)	$-	$(44,712)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,741	-	14,229
Net Cash Used In Operating Activities	(29,483)	-	(29,483)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of Preferred Stock	193,158	-	193,158

Net Cash Provided By Financing Activities	193,158		193,158

Net Increase in Cash	163,675	-	163,675

Cash at Beginning of Period	-	-	-

Cash at End of Period	$163,675	$-	$163,675

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and March 31, 2011, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2011 and 2010, there were no common share equivalents outstanding.

(F) Income Taxes

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

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

GSP - 1, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2    STOCKHOLDERS’ EQUITY

(A)  Stock Issued for Cash

On February 1, 2011, the Company sold 250,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $125,000 cash ($0.50/share sales price) and paid offering cost of $6,842.

On February 15, 2011, the Company sold 150,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $75,000 cash ($0.50/shares sales price).

(B) Stock Issued for Services

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided (See Note 3).

NOTE 3    RELATED PARTY TRANSACTION

On December 31, 2009, the Company issued 1,000,000 shares of common stock to its founder having a fair value of $1,000 ($0.001/share) in exchange for services provided (See Note 2B).

NOTE 4    GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $44,712 from inception and used cash in operations from inception of $29,483, this raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We believe the cost associated with the filing of Exchange Act reports and consummating an acquisition will be approximately twenty five thousand dollars ($25,000.00). In addition, we anticipate an approximate cost of five thousand dollars ($5,000.00) for accountants, attorneys and others, associated with investigating specific business opportunities, and the negotiation, drafting and execution of relevant agreements. We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned by or invested in us by Mr. Peter Goldstein, our sole officer and director. We currently have no written contractual agreements in place with Mr. Goldstein to provide such funding; however, Mr. Goldstein has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations.

We are in the development stage and used cash in operations and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2011 or during the three months ended March 31, 2010. Total expenses for the three months ended March 31, 2011 were $32,224 as compared to $0 for the three months ended March 31, 2010.  These expenses were comprised of professional and filing fees.  The increase in total expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to fees incurred by us in connection with merger discussion and due diligence costs, and the preparation of our periodic reports that we are required to file under the Exchange Act.

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

As of March 31, 2011, we had $163,675 in cash available and had current liabilities of $14,229. The Company is actively pursuing merger opportunities as described above and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.  A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

As of the date of this Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-1, INC.

Dated: May 23, 2011	By:	/s/Peter Goldstein
Peter Goldstein
President (Principal Executive Officer and Principal Financial Officer)