Form 10-Q
period 2011-06-30
TRIG ACQUISITION 1, INC
filed 2011-08-15
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 000-54070

TRIG ACQUISITION 1, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Pine Island Road
Suite 305
Plantation, Florida 33324
(Address of principal executive offices) (Zip Code)

(954) 467-8170
(Registrant’s telephone number, including area code)

GSP-1, INC.
 650 Sweet Bay Avenue
Plantation, Florida 33324
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2011, there were 1,000,000 outstanding shares of common stock, par value $0.001 per share, of the registrant.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Balance Sheets

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash	$34,964	$0
Total Assets	$34,964	$0

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$-	$11,488
Total Liabilities	-	11,488

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shared authorized, 400,000 and 0 shares issued and outstanding, respectively	400	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid-in capital	192,758	-
Deficit accumulated during the development stage	(159,194)	(12,488)
Total Stockholders' Equity	34,964	11,488

Total liabilities and Stockholders' Equity	$34,964	$-

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the six month period ended	For the six month period ended	For the three month period ended	For the three month period ended	For the period from December 31, 2009 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Operating Expenses
Professional fees	$128,399	$-	$100,000	$-	139,887
General and Administrative	18,307	-	14,482	-	33,535
Total Operating Expenses	146,706	-	114,482	-	159,194

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(146,706)		(114,482)		(159,194)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(146,706)	$	$(114,482)		$(159,194)

Net Loss Per Share - Basic and Diluted	$-0.15	$-	-0.11	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the period from December 31, 2009 (Inception) to June 30, 2011
(Unaudited)
						Deficit	Total
						accumulated
	Preferred Stock		Common Stock		Additional	during	Stockholders'
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Common stock issued for services to
founder ($0.001 / share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss for the one
day period ended
31-Dec-09	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss for the year
ended December 31, 2010	-	-	-	-	-	(10,658)	(10,658)

Balance December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Issuance of Preferred Stock for cash ($0.50 per share)
net of offering net of $6,842 cost	400,000	400	-	-	192,758	-	193,158
Net loss for the six
months ended June 30, 1011						(146,706)	(146,706)

Balance June 30, 2011	400,000	400	1,000,000	1,000	192,758	(159,194)	34,964

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Statement of Cash Flows
For the period from December 31, 2009 (Inception) to June 30, 2011 (Unaudited)

			For the
	For the	For the	period from
	six month period ended	six month period ended	December 31, 2009 (Inception)
	June 30, 2011	June 30, 2010	to June 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(146,706)	$-	$(159,194)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(11,488)	-	-
Net Cash Used In Operating Activities	(158,194)	-	(158,194)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of Preferred Stock	193,158	-	193,158

Net Cash Provided By Financing Activities	193,158		193,158

Net Increase in Cash	34,964	-	34,964

Cash at Beginning of Period	-	-	-

Cash at End of Period	$34,964	$-	$34,964

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization

TRIG ACQUISITION 1, INC. F/K/A GSP-1, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 31, 2009. The Company was organized to provide business services and financing to emerging growth entities. The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (loss) per common share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2011 and 2010, there were no common share equivalents outstanding.

Revenue recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Recent accounting pronouncements

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (i) exempts entities that file their financial statements with, or furnish them to, the Commission from disclosing the date through which subsequent events procedures have been performed and (ii) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company adopted its disclosure requirements within the Form 10-K for the year ended December 31, 2010.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – SHAREHOLDERS’ EQUITY

Stock Issued for Cash

On February 1, 2011, the Company sold 250,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $125,000 cash ($0.50/share sales price) and paid offering cost of $6,842. On February 15, 2011, the Company sold 150,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $75,000 cash ($0.50/shares sales price).

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $159,194 from inception and used cash in operations from inception of $158,194 this raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to June 30, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Quarterly Report on Form 10-Q, including in the “Management’s Discussion and Analysis or Plan of Operation (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.   On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from “GSP-1, Inc.” to “Trig Acquisition 1, Inc.”

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

Our officers and directors have had preliminary contact or discussions with a representative of an entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our officers and directors intend to seek out an entity to conduct a business combination by networking and communicating with several attorneys, accountants and investment banking firms in the industry.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2011 or during the three months ended June 30, 2010. Total expenses for the three months ended June 30, 2011 were $148,706 as compared to $0 for the three months ended June 30, 2010.  These expenses were comprised of professional and filing fees.  The increase in total expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to fees incurred by us in connection with merger discussion and due diligence costs, advisory fees, professional fees and the preparation of our periodic reports that we are required to file under the Exchange Act.

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

As of June 30, 2011, we had $34,964 in cash available and had no current liabilities. The Company is actively pursuing merger opportunities as described above and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Change in Internal Control over Financial Reporting.

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6.                      Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	Trig Acquisition 1, Inc.

	By:	/s/ AJ Cervantes
AJ Cervantes
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Norman Kunin
Norman Kunin
Chief Financial Officer
(Principal Financial Officer)