Form 10-Q
period 2011-09-30
TRIG ACQUISITION 1, INC
filed 2011-11-16
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

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

N/A
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 16, 2011, there were 1,000,000 outstanding shares of common stock, par value $0.001 per share, of the registrant.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Balance Sheets

	As of	As of
	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$26,264	$-
Total Assets	$26,264	$-

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$36,339	$11,488
Total Liabilities	36,339	11,488

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shared authorized,
400,000 and 0 shares issued and outstanding, respectively	400	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid-in capital	192,758	-
Deficit accumulated during the development stage	(204,233)	(12,488)
Total Stockholders' Deficiency	(10,075)	(11,488)

Total liabilities and Stockholders' Deficiency	$26,264	$-

See Accompanying Notes to Financial Statements

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Statement of Operations
(Unaudited)
					For the
	For the	For the	For the	For the	period from
	nine month	nine month	three month	three month	December 31, 2009
	period ended	period ended	period ended	period ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Operating Expenses
Professional fees	$158,399	$7,369	$30,000	$7,369	$169,887
General and Administrative	33,346		15,039	-	34,346
Total Operating Expenses	191,745	7,369	45,039	7,369	204,233

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(191,745)	(7,369)	(45,039)	(7,369)	(204,233)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(191,745)	$(7,369)	$(45,039)	$(7,369)	$(204,233)

Net Loss Per Share - Basic and Diluted	$(0.19)	$(0.01)	-0.05	$-0.01	$-0.20

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See Accompanying Notes to Financial Statements

TRIG ACQUISITION 1, INC.
(a Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the period from December 31, 2009 (Inception) to September 30, 2011
(Unaudited)
						Deficit
						accumulated	Total
	Preferred Stock		Common Stock		Additional	during	Stockholders'
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Common stock issued
for services to
founder
($0.001 / share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss for the one
day period ended
31-Dec-09	-	-	-	-	-	(1,830)	(1,830)

Balance, December
31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss for the year
ended December 31, 2010	-	-	-	-	-	(10,658)	(10,658)

Balance December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Issuance of Preferred
Stock for cash ($0.50 per share)
net of offering
net of $6,842 cost	400,000	400	-	-	192,758	-	193,158
Net loss for the nine
months ended September 30, 1011						(191,745)	(191,745)

Balance September 30, 2011	400,000	400	1,000,000	1,000	192,758	(204,233)	(10,075)

See Accompanying Notes to Financial Statements

TRIG ACQUISITION 1, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the
	For the	For the	period from
	nine month period ended	nine month period ended	December 31, 2009 (Inception)
	September 30, 2011	September 30, 2010	to September 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(191,745)	$(7,369)	$(204,233)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	24,851	7,369	36,339
Net Cash Used In Operating Activities	(166,894)	-	(166,894)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of Preferred Stock	193,158	-	193,158

Net Cash Provided By Financing Activities	193,158		193,158

Net Increase in Cash	26,264	-	26,264

Cash at Beginning of Period	-	-	-

Cash at End of Period	$26,264	$-	$26,264

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to Financial Statements

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

Earnings (loss) per common share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2011 and 2010, there were no common share equivalents outstanding.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $204,233 from inception and used cash in operations from inception of $166,894 this raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to September 30, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2011 or during the three months ended September 30, 2010. Total expenses for the three months ended September 30, 2011 were $45,039 as compared to $7,369 for the three months ended September 30, 2010.  These expenses were comprised of professional and filing fees.  The increase in total expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to fees incurred by us in connection with merger discussion and due diligence costs, advisory fees, professional fees and the preparation of our periodic reports that we are required to file under the Exchange Act.

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

As of September 30, 2011, we had $24,264 in cash available and liabilities of $36,339. The Company is actively pursuing merger opportunities as described above and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On November 14, 2011, Jon Gundlach submitted his resignation letter pursuant to which he resigned as an officer and director of the Company.  Mr. Gundlach’s resignation was not in connection with any known disagreement with us on any matter.  A copy of this report has been provided to Mr. Gundlach and he has been provided with the opportunity to furnish us as promptly as possible with a letter addressed to us stating whether he agrees with the statements made by us in this report, and if not, stating the respects in which he does not agree. No such letter has been received by us.  The vacancy created by the resignation of Mr. Gundlach as director has not yet been filled.

Item 6.                      Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2011	Trig Acquisition 1, Inc.

	By:	/s/ AJ Cervantes
AJ Cervantes
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2011	By:	/s/ Norman Kunin
Norman Kunin
Chief Financial Officer
(Principal Financial Officer)