Form 10-K
period 2011-12-31
TRIG ACQUISITION 1, INC
filed 2012-04-16
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-54070

TRIG ACQUISITION 1, INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 South Pine Island Road, Suite 305
Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

_______________

(954) 467-8170
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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of April 12, 2012, the registrant had 3,000,000 shares , par value $0.001 per share, of its common stock issue and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

(a) Business Development

TRIG Acquisition 1, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Nevada on December 31, 2009.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end. Our accountant has issued a going concern opinion regarding our business operations. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “Trig Acquisition 1, Inc.”

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

The analysis of new business opportunities will be undertaken by or under the supervision of A.J. Cervantes, the Chief Executive Officer and director of the Company. As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(i)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(iii)  Strength and diversity of management, either in place or scheduled for recruitment;

(iv)  Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)  The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(vi)  The extent to which the business opportunity can be advanced;

(vii)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to out limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. There may be inherent conflicts of interest between entities in which Mr. Cervantes is involved. A conflict of interest may arise due to our Chief Executive and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as Trig Acquisition 1, Inc. We do not intend to consummate a business combination or transaction involving any related parties.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, our directors may resign and one or more new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees, other than our management. Our Chief Executive Officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is not traded or quoted on any stock exchange or over the counter market. The Company is not aware of any market activity in its common stock since its inception through the date of this filing.

(b) Holders.

As of April 12, 2012, there are three record holders of an aggregate of 3,000,000 shares of the Company’s common stock.

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

We believe the cost associated with the filing of Exchange Act reports and consummating an acquisition will be approximately five thousand dollars ($5,000.00). In addition, we anticipate an approximate cost of five thousand dollars ($5,000.00) for accountants, attorneys and others, associated with investigating specific business opportunities, and the negotiation, drafting and execution of relevant agreements. We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned by or invested in us by Mr.Cervantes, our Chief Executive Officer and director. We currently have no written contractual agreements in place with Mr. Cervantes to provide such funding; however, Mr. Cervantes has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations.

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

Our officer and director has had preliminary contact or discussions with a representative of an entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our President and director intends to seek out an entity to conduct a business combination by networking and communicating with several attorneys, accountants and investment banking firms in the industry. Our officer and director will be the sole individual assisting us with this process.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the years ended December 31, 2011 and 2010. Total expenses for the year ended December 31, 2011 were $170,185 as compared to $10,658 for the year ended December 31, 2010.  These expenses were comprised of professional and filing fees.  The increase in total expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to fees incurred by us in connection with merger discussion and due diligence costs, advisory fees, professional fees and the preparation of our periodic reports that we are required to file under the Exchange Act.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1900 NW Corporate Blvd., East Suite 210 Boca Raton, Florida 33431 Tel.561-886-4200 Fax.561-886-3330 e-mail:info@sherbcpa.com
Offices in New York and Florida

Certified Public Accountants

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
TRIG Acquisition 1, Inc.
650 Sweet Bay Avenue
Plantation, FL 33324

We have audited the accompanying consolidated balance sheets of TRIG Acquisition 1, Inc. (a developmental stage company) of December 31, 2011 and December 31, 2010, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2011 and December 31, 2010 and for the period from December 31, 2009 (Inception) to December 31, 2011.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRIG Acquisition 1, Inc. (a development stage company) as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and December 31, 2010, and for the period from December 31, 2009 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the company will continue as a going concern.  The company has incurred significant losses and has a working capital and stockholders' deficit.  As more fully described in Note 3, these issues raise substantial doubt about the company's ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 3.  The financials do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 4, 2012

TRIG Acquisition 1, Inc.
(a development stage company)
BALANCE SHEETS

ASSETS	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$14,774	$-
Total assets	$14,774	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,289	$11,488
Total liabilities	3,289	11,488

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 400,000 shares issued and
outstanding	400	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid-in-capital	192,758	-
Deficit accumulated during the development stage	(182,673)	(12,488)
Total stockholders' deficit	11,485	(11,488)
Total liabilities and stockholders' deficit	$14,774	$-

The accompanying notes to the financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS

			Cumulative
			Totals
			From Inception
	For the year ended December 31,		(December 31, 2009)
			Through
	2011	2010	December 31, 2011

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Stock based compensation	-	-	1,000
Professional fees	160,977	10,658	172,465
Office and administrative	9,208	-	9,208
Total operating expenses	170,185	10,658	182,673

Net loss	$(170,185)	$(10,658)	$(182,673)

Loss per share:

Basic and diluted loss per share	$(0.17)	$(0.01)

Weighted average shares outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes to the financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2009) TO DECEMBER 31, 2011

							Total Stockholders'
	Preferred Stock		Common Stock		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)

Balance, December 31, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder	-	-	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Contributed capital	-	-	-	-	-	-	-

Issuance of Preferred Stock for cash @ $0.50 per share, netof $6,842 offering cost	400,000	400			192,758		193,158

Net loss	-	-	-	-	-	(170,185)	(170,185)

Balance, December 31, 2011	400,000	$400	$1,000,000	$1,000	$192,758	$(182,673)	$11,485

The accompanying notes to the financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
			From Inception
			(December 31, 2009)
	For the year ended December 31,		Through
			December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(170,185)	(10,658)	$(182,673)

Adjustments to reconcile net loss to net
cash used in operating activities:

Common stock issued for services	-	-	1,000

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(8,199)	10,658	3,289
Net cash used in operating activities	(178,384)	-	(178,384)

Cash flows from financing activities:
Proceeds from sale of common stock	193,158	-	193,158

Net cash provided by financing activities	193,158	-	193,158

Net increase in cash and cash equivalents	14,774	-	14,774
Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$14,774	$-	$14,774

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Basis of Presentation
The accompanying financial statements which present the results of operations of Trig Acquisition 1, Inc. for the years ended December 31, 2011 and 2010, have been prepared using accounting principles generally accepted in the United States of America. The Company’s fiscal year end is December 31.

Development Stage
In accordance with Financial Accounting Standards Board (“FASB”) ASC 915 Development Stage Entities, the Company considers itself to be in the development stage. The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (loss) per common share
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2011 and 2010, there were no common share equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Basic and Diluted Earnings per Common Share
Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at December 31, 2011.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements
A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 2 – SHAREHOLDERS’ DEFICIT

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $182,673 from inception and used cash in operations from inception of $178,384. This raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011
NOTE 4 – INCOME TAXES

We adopted the FASB interpretation on accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, it prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under this guidance, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period in which the threshold is no longer met.

The FASB issued additional guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure did not have a material impact on our financial statements during the years ended December 31, 2011 and 2010. Therefore, we have not recorded an adjustment to our financial statements related to this interpretation. We will continue to evaluate our tax positions, and recognize any future impact as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2009 to 2011 remain open for examination by taxing authorities. We do not anticipate any significant changes in our uncertain tax positions during the next twelve months.

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations. We did not record any significant amounts related to penalties and interest during the years ended December 31, 2011 and 2010.

The following is a reconciliation of income taxes computed using the statutory Federal rate (35%) to the income tax expense in the financial statements for December 31, 2011 and December 31, 2010:

	2011	2010
Income tax (benefit) computed at statutory rate	$(59,565)	$(3,624)
Permanent difference – stock based compensation	-	-
Increase in valuation allowance	59,565	3,624
Provision for income taxes	$-	$-

As of December 31, 2011, the Company has net operating losses for Federal income tax purposes totaling $182,600, expiring in 2031.

The following is a tax table of deferred tax assets at December 31, 2011 and December 31, 2010:

	2011	2010
Net operating loss	$27,400	$3,906
Valuation allowance	(27,400)	(3,906)
Net deferred tax asset	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to December 31, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2011, the Company dismissed Webb & Company, P.A. (“Webb”) as the Company’s independent registered public accounting firm. The Company engaged Sherb & Co., LLP (“Sherb”) as its registered public accounting firm, effective June 30, 2011. The decision to change registered public accounting firms and the appointment of the new registered public accounting firm was made by the Company’s Board of Directors.

The reports of Webb on the financial statements of the Company as of and for the two most recent fiscal years did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through June 30, 2011, there were no disagreements with Webb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Webb, would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and through June 30, 2011, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and through the June 30, 2011, the Company did not consult with Sherb with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Webb a copy of the foregoing disclosures and requested Webb to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made therein. A copy of that letter dated July 5, 2011, furnished by Webb was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01    Entry into a Material Definitive Agreement.

On April 12, 2012, the Company executed a Stock Purchase Agreement with Trig Capital Partners, Inc. (“Trig Capital”)  and Robert Lee, our Director.  Pursuant to the Stock Purchase Agreement, the Company sold (i) 1,000,000 shares of its common stock, $0.001 par value per share, at a price of $0.001 per share to Trig Capital, and (ii) 1,000,000 shares of its common stock, at a price of $0.001 per share to Robert Lee. The Company received proceeds of $2,000 and will use the net proceeds for general corporate purposes.  Our Chief Executive Officer and Director, A.J. Cervantes, owns a 50% equity interest in Trig Capital.

The foregoing description of the Stock Purchase Agreement is qualified in their entirety by reference to the full text of the common stock purchase agreement, a copy of each of which is attached hereto as Exhibit 10.2, and is incorporated herein in its entirety by reference.

Item 3.02 Unregistered Sales of Equity Securities.

The information contained above in Item 1.01 is hereby incorporated by reference into this Item 3.02.

The Shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated under the Act.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

(a)   Resignation of Director and Officer

On December 13, 2011, Norman A. Kunin resigned from the position of Chief Executive Officer of the Company. Mr. Kunin’s resignation was not in connection with any known disagreement with us on any matter.

On April 10, 2012, Peter Goldstein resigned from the positions of President and Director of the Company. Mr. Goldstein’s resignation was not in connection with any known disagreement with us on any matter.  Upon the resignation of Mr. Goldstein, Mr. Cervantes remained as the sole director of the Company.

(b)   Appointment of Directors and Officers

On April 12, 2012 our Board of Directors increased its size from one to two members, appointing Robert Lee as a new director and Chairman of the Board of the Company.  Mr. Cervantes remains as a director of the Company.

A brief description of the background and business experience of Mr. Lee is as follows:

Robert Y. Lee

Director (Chairman of the Board), age 49

Mr. Lee has served as our Chairman since April 12, 2012. On April 2, 2012 Mr. Lee became a Principal of TRIG Capital Group, LLC, a New York-based private equity firm.  Prior to TRIG Capital, Mr. Lee was the Chairman and Chief Executive Officer of U.S. Dry Cleaning, the largest operator of dry cleaning operations in the United States, before he resigned on March 16, 2012. Mr. Lee was an independent investor from 2001 through 2005 and became Chairman in 2005. Mr. Lee successfully restructured the company in 2010 and 2011 pursuant to Chapter 11 reorganization, completed numerous financings, secured new management and oversaw the development of a pipeline of accretive acquisitions. U.S. Dry Cleaning successfully emerged from Chapter 11 in September 2012. During Mr. Lee’s 30 years of retail consumer experience, he has opened, acquired, managed, and operated over 500 video retail stores from 1990 through 2001. He led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an 18 store regional chain to more than 130 video rental stores located in 12 states. As of March 2000 (following the sale of 49 stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed 307 corporate stores and an additional 80 franchised locations.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
AJ Cervantes	61	Chief Executive Officer and Director
Robert Lee	49	Director

A.J. Cervantes, Chief Executive Officer and Director, Mr. Cervantes has been our Chief Executive Officer and Director since June 2011.  Mr. Cervantes has also been Chairman and Chief Executive Officer of Trilogy Capital Group, Inc., a New York-based financial services group engaged in merchant banking and strategic advisory services, since 2002. His experience includes M&A, Business Development, Reverse Mergers, and reorganization of middle-market companies.  In the last several years, Mr. Cervantes has also devoted significant time to the development of opportunities in China. As both as a principal and a financial services professional, Mr. Cervantes facilitated a significant number of Reverse Mergers.  Prior to his work with Trilogy, throughout the 90s, Mr. Cervantes was engaged in the reorganization and recapitalization of distressed middle market companies serving as interim CEO for a number of public and private entities, facilitating Chapter 11’s, Chapter 7’s and out-of-court reorganizations. In the 1980s, Mr. Cervantes served as Chairman and CEO of Mediacom Industries, Inc., a publicly held company engaged in the finance, production and distribution of feature film and television productions.   Mr. Cervantes graduated from Webster University in St. Louis, with a BA.

Robert lee, Director (Chairman of the Board), Mr. Lee, 49, has served as our Chairman since April 12, 2012. On April 2, 2012 Mr. Lee became a Principal of TRIG Capital Group, LLC, a New York-based private equity firm.  Prior to TRIG Capital, Mr. Lee was the Chairman and Chief Executive Officer of U.S. Dry Cleaning, the largest operator of dry cleaning operations in the United States, before he resigned on March 16, 2012. Mr. Lee was an independent investor from 2001 through 2005 and became Chairman in 2005. Mr. Lee successfully restructured the company in 2010 and 2011 pursuant to Chapter 11 reorganization, completed numerous financings, secured new management and oversaw the development of a pipeline of accretive acquisitions. U.S. Dry Cleaning successfully emerged from Chapter 11 in September 2012. During Mr. Lee’s 30 years of retail consumer experience, he has opened, acquired, managed, and operated over 500 video retail stores from 1990 through 2001. He led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an 18 store regional chain to more than 130 video rental stores located in 12 states. As of March 2000 (following the sale of 49 stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed 307 corporate stores and an additional 80 franchised locations.

Mr. Cervantes and Mr. Lee will not receive any salary from the Company.

Employment Agreements

As of the filing of this report, we have not entered into employment agreements with any of our executive officers and directors.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s executive officers and directors have not received any cash remuneration since inception. They will not receive any cash remuneration until the consummation of an acquisition. Our prior President and director, Mr. Peter Goldstein has received one million shares of common stock in exchange for services provided to our Company. Mr. Goldstein resigned in April 2012.  Our current Chief Executive Officer and director, Mr. Cervantes, intends to devote approximately five (5) hours per week to our affairs.

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

The following table shows for the period ended December 31, 2011, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation(1)	Total ($)

Peter Goldstein President and Director	2011	$0	$0	$0	$0	$0

A.J. Cervantes Chief Executive Officer and Director	2011	0	0	0	0	0

Norman Kunin Chief Financial Officer	2011	0	0	0	0	0

Jon Gundlach Chief Operating Officer and Director	2011	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth, as of April 12, 2012, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership (common stock)	Percentage of Class

Trig Capital Partners, Inc. (1) 300 South Pine Island Road, Suite 305 Fort Lauderdale, FL 33324	1,000,000	33.3%

Robert Lee (2) 300 South Pine Island Road, Suite 305 Fort Lauderdale, FL 33324	1,000,000	33.3%

Peter Goldstein (3) 650 Sweet Bay Avenue Plantation, FL 33324	1,000,000	33.3%

All directors and officers as a group (2 persons)	2,000,000	66.7%

(1)	Mr. Cervantes who serves as our Chief Executive Officer and Director owns a 50% interest in Trig Capital.

(2)	Mr. Lee serves as our Director.
(3)	Peter Goldstein served as President and Director of the Company until April 10, 2012.

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

On April 12, 2012, the Company executed a Stock Purchase Agreement with Trig Capital Partenrs, Inc. and Robert Lee, our Director. Pursuant to the Stock Purchase Agreement, the Company sold (i) 1,000,000 shares of its common stock, $0.001 par value per share, at a price of $0.001 per share to Trig Capital, and (ii) 1,000,000 shares of its common stock, at a price of $0.001 per share to Robert Lee.  Mr. Cervantes who serves as our Chief Executive Officer and Director owns a 50% interest in Trig Capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $3,000 and $3,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Certificate of Incorporation of TRIG Acquisition 1, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on September 14, 2010.

3.2	Amendment Certificate of Incorporation of TRIG Acquisition 1, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 6, 2011.

3.3	Bylaws of TRIG Acquisition 1, Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on September 14, 2010.

10.1	Description of Verbal Management Consulting Agreement Between GSP 1, Inc., and Peter Goldstein, incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10 filed on September 14, 2010.

10.2	Stock Purchase Agreement, dated April 11, 2012, by and among TRIG Acquisition 1, Inc., Trilogy Capital Partners, Inc. and Robert Lee.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIG ACQUISITION 1, INC.

Dated: April 16, 2012	By:	/s/ A.J. Cervantes
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A.J. Cervantes	Chief Executive Officer and Director	April 16, 2012
(Principal Executive Officer and Principal Financial Officer)

/s/ Robert Lee	Director	April 16, 2012