Form 10-Q
period 2012-03-31
TRIG ACQUISITION 1, INC
filed 2012-05-15
CIK 1497647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, there were 3,000,000 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trig Acquisition 1, Inc.
(a development stage company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,274	$14,774
Total assets	$7,274	$14,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$13,125	$3,289
Total liabilities	13,125	3,289

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 400,000 shares issued and
outstanding	400	400
Common stock, $.001 par value, 100,000,000 shares
authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid-in-capital	192,758	192,758
Deficit accumulated during the development stage	(200,009)	(182,673)
Total stockholders' deficit	(5,851)	11,485
Total liabilities and stockholders' deficit	$7,274	$14,774

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Totals
			From Inception
	For the three months ended March 31,		(December 31, 2009) Through
	2012	2011	March 31, 2012

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses
Stock based compensation	-	-	1,000
Professional fees	17,336	28,399	189,801
Office and administrative	-	3,825	9,208
Total operating expenses	17,336	32,224	200,009

Net loss	$(17,336)	$(32,224)	$(200,009)

Loss per share:

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average shares
outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2009) TO MARCH 31, 2012
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder	-	-	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Contributed capital	-	-	-	-	-	-	-

Issuance of Preferred Stock for cash @ $0.50 per share, netof $6,842 offering cost	400,000	400			192,758		193,158

Net loss	-	-	-	-	-	(170,185)	(170,185)

Balance, December 31, 2011	400,000	400	1,000,000	1,000	192,758	(182,673)	11,485

Net loss	-	-	-	-	-	(17,336)	(17,336)

Balance, March 31, 2012	400,000	$400	1,000,000	$1,000	$192,758	$(200,009)	$(5,851)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Totals
			From Inception
			(December 31, 2009)
	For the three months ended March 31,		Through
			March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(17,336)	(32,224)	$(200,009)

Adjustments to reconcile net loss to net
cash used in operating activities:

Common stock issued for services	-	-	1,000

Change in operating assets and liabilities:
Accounts payable and accrued expenses	9,836	2,741	13,125
Net cash used in operating activities	(7,500)	(29,483)	(185,884)

Cash flows from financing activities:
Proceeds from sale of common stock	-	193,158	193,158

Net cash provided by financing activities	-	193,158	193,158

Net increase (decrease) in cash and cash equivalents	(7,500)	163,675	7,274

Cash and cash equivalents - beginning of period	14,774	-	-

Cash and cash equivalents - end of period	$7,274	$163,675	$7,274

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The interim financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, availability of capital resources, the timing of acquisitions, and the sensitivity of our business to economic conditions.

The accompanying unaudited financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). You should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Earnings (loss) per common share
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2012 and 2011, there were no common share equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

TRIG ACQUISITION 1, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Basic and Diluted Earnings per Common Share
Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2012.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 consisted primarily of accrued professional fees.

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
MARCH 31, 2012

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $200,009 from inception and used cash in operations from inception of $185,884. This raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

On May 3, 2012, the Company entered into a Summary Term Sheet with Michele Grant pursuant to which the parties set forth the terms of an alternative public offering (the “APO”), which includes a reverse merger with Grilled Cheese, Inc. and concurrent minimum $2 million in financing.  Upon the completion of the APO the Company intends to change its name to better represent the Company’s business plan and commence operations of the acquired business, and seek to implement the steps necessary to apply for a stock symbol and commence trading on the Over the Counter Bulletin Board and OTC Markets within a reasonable time after closing.  The transaction is subject to the execution by the parties of a definitive Share Exchange Agreement and other financing documents within 120 days of the execution of the Summary Term Sheet.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2012 or during the three months ended March 31, 2011. Total expenses for the three months ended March 31, 2012 were $17,336 as compared to $32,224 for the three months ended March 31, 2011.  These expenses were comprised of professional and filing fees.  The decrease in total expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to fees incurred by us in connection with merger discussion and due diligence costs, advisory fees, professional fees and the preparation of our periodic reports that we are required to file under the Exchange Act.

Liquidity and Capital Resources

As of March 31, 2012, we had $7,274 in cash available and liabilities of $13,125. The Company is actively pursuing merger opportunities as described above and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Subsequent Event

On May 3, 2012, the Company entered into a Summary Term Sheet with Michele Grant pursuant to which the parties set forth the terms of an alternative public offering (the “APO”), which includes a reverse merger with Grilled Cheese, Inc. and concurrent minimum $2 million in financing. Upon the completion of the APO the Company intends to change its name to better represent the Company’s business plan and commence operations of the acquired business, and seek to implement the steps necessary to apply for a stock symbol and commence trading on the Over the Counter Bulletin Board and OTC Markets within a reasonable time after closing. The transaction is subject to the execution by the parties of a definitive Share Exchange Agreement and other financing documents within 120 days of the execution of the Summary Term Sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

EXPLANATORY NOTE

On April 16, 2012, the Company inadvertently reported in its Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) that it entered into a Stock Purchase Agreement with Trig Capital Partners, Inc. and Robert Lee.  The correct name of Trig Capital Partners, Inc. is “Trilogy Capital Partners, Inc.”  The disclosure under “Item 101 Entry into a Material Definitive Agreement” in “Item 9B Other Information” of the Form 10-K is amended to read as follows:

On April 12, 2012, the Company executed a Stock Purchase Agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”) and Robert Lee, our Director.  Pursuant to the Stock Purchase Agreement, the Company sold (i) 1,000,000 shares of its common stock, $0.001 par value per share, at a price of $0.001 per share to Trilogy Capital, and (ii) 1,000,000 shares of its common stock, at a price of $0.001 per share to Robert Lee. The Company received proceeds of $2,000 and will use the net proceeds for general corporate purposes.  Our Chief Executive Officer and Director, A.J. Cervantes, owns a 50% equity interest in Trilogy Capital.

The foregoing description of the Stock Purchase Agreement is qualified in its entirety by reference to the full text of the common stock purchase agreement, a copy of each of which is attached as Exhibit 10.2 to the Form 10-K filed with the SEC on April 16, 2012, and is incorporated herein in its entirety by reference.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Date: May 15, 2012	Trig Acquisition 1, Inc.

	By:	/s/ AJ Cervantes
AJ Cervantes
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)