Form 10-Q
period 2012-06-30
TRIG ACQUISITION 1, INC
filed 2012-08-20
CIK 1497647

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to_________

Commission File Number: 000-54070

TRIG ACQUISITION 1, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue

Suite 1526

New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 521-4406

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

As of August 20, 2012, there were 3,000,000 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trig Acquisition 1, Inc.

(a development stage company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,404	$14,774
Total assets	$21,404	$14,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$60,289	$3,289
Convertible notes payable, net of discount of $106,993 and $0 respectively	130,507	-
Total liabilities	190,796	3,289

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 and 400,000 shares issued and outstanding, respectively	-	400
Common stock, $.001 par value, 100,000,000 shares authorized, 3,350,000 and 1,000,000 shares issued, and outstanding, respectively	3,350	1,000
Common stock to be issued	(2,000)	-
Additional paid-in-capital	286,540	192,758
Deficit accumulated during the development stage	(457,282)	(182,673)
Total stockholders' deficit	(169,392)	11,485
Total liabilities and stockholders' deficit	$21,404	$14,774

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Totals
					From Inception
	For the six months ended		For the three months ended		(December 31, 2009)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Stock based compensation	-	-	-	-	1,000
Professional fees	246,223	-	228,887	-	418,688
Office and administrative	25,855	-	25,855	-	35,063
Total operating expenses	272,078	-	254,742	-	454,751

Other expenses
Interest expense	2,531	-	2,531	-	2,531

Net loss	$(274,609)	$-	$(257,273)	$-	$(457,282)

Loss per share:

Basic and diluted loss per share	$(0.13)	$-	$(0.08)	$-

Weighted average shares outstanding - basic and diluted	2,071,823	1,000,000	3,131,868	1,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2009) TO JUNE 30, 2012

(Unaudited)

					Common			Total
	Preferred Stock		Common Stock		Stock to be	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issued	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder	-	-	1,000,000	1,000	-	-	-	1,000

Net loss	-	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	-	(1,830)	(830)

Net loss	-	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	-	1,000,000	1,000	-	-	(12,488)	(11,488)

Contributed capital	-	-	-	-	-	-	-	-

Issuance of Preferred Stock for cash @ $0.50 per share, net of $6,842 offering cost	400,000	400			-	192,758		193,158

Net loss	-	-	-	-	-	-	(170,185)	(170,185)

Balance, December 31, 2011	400,000	400	1,000,000	1,000	-	192,758	(182,673)	11,485

Conversion of preferred stock to common stock	(400,000)	(400)	400,000	400				-

Conversion of common stock to convertible notes payable			(50,000)	(50)		(24,950)		(25,000)

Common stock to be issued pursuant to stock purchase agreement			2,000,000	2,000	(2,000)			-

Beneficial conversion feature recognized in connection with issuance of convertible notes payable						118,732		118,732

Net loss	-	-	-	-		-	(274,609)	(274,609)

Balance, June 30, 2012	-	$-	3,350,000	$3,350	$(2,000)	$286,540	$(457,282)	$(169,392)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		Cumulative Totals From Inception (December 31, 2009) Through June 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(274,609)	-	$(457,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount related to debt	11,739	-	11,739

Common stock issued for services	-	-	1,000

Change in operating assets and liabilities:
Accounts payable and accrued expenses	56,700	-	59,990
Net cash used in operating activities	(206,170)	-	(384,553)

Cash flows from financing activities:
Proceeds from notes payable	212,500	-	212,500
Proceeds from sale of common stock	-	-	193,158

Net cash provided by financing activities	212,500	-	405,658

Net increase (decrease) in cash and cash equivalents	6,630	-	21,105

Cash and cash equivalents - beginning of period	14,774	-	-

Cash and cash equivalents - end of period	$21,404	$-	$21,105

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental schedules of noncash investing and financing activities:
Beneficial conversion feature in connection with issuance of convertible notes payable	$118,732	$-	$-
Conversion of common stock to convertible notes payable	$25,000	$-	$-
Common stock to be issued	$2,000	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

TRIG ACQUISITION 1, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Acquisition Agreement

On April 3, 2012, the Company entered into a definitive memorandum of understanding (“MOU”) with Grilled Cheese, Inc. (“Grilled Cheese”), a privately held California corporation. Both the Company and Grilled Cheese agreed to negotiate, in good faith, and enter into a definitive merger. Pursuant to the terms of the MOU, the Company will acquire Grilled Cheese (the “Acquisition”) upon the successful completion by the Company of a financing of at least $2,000,000 (the “Financing”). Among other conditions to the merger are the completion of due diligence, certified audits by a Public Company Accounting Board certified auditor, and the purchase by Grilled Cheese of the minority shareholder’s shares in Grilled Cheese.

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

Earnings (loss) per common share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2012 and 2011, there were no common share equivalents outstanding.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2012.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2012 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2012, the Company entered into secured convertible loans with third party non-affiliates in which $212,500 was received in cash and 50,000 common shares were converted into convertible notes payable valued at $25,000. These loans bear interest at 12% and mature on April 8, 2013. They are convertible at a discount rate of 33 1/3% to market as stated in the private placement memorandum. As a result, the Company recorded $118,732 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $11,739 for the six months ended June 30, 2012 with $106,993 net discount balance remaining.

NOTE 3 – SHAREHOLDERS’ DEFICIT

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

On April 14, 2012, the Company issued 2,000,000 shares related to a stock purchase agreement for $2,000. The funds will be collected in subsequent periods and has been recorded as common stock to be issued.

Conversion of Series A Preferred Stock

The Series A Preferred Stock provides that one year from the date of initial issuance of any shares of the Series A Preferred Stock, all the outstanding Series A Preferred Stock at that time shall automatically be converted into shares of Common Stock. On February 1, 2012, the mandatory conversion feature was triggered and 400,000 shares of Series A Preferred Stock valued at $200,000 converted at a conversion rate equal to $0.50 per share of common shares for a total of 400,000 common shares.

Conversion of Common Stock

In June and July 2012, the Company entered into conversion agreements with three shareholders to convert an aggregate of 400,000 shares of its Common Stock. Pursuant to the terms of the agreements, the shareholders entered into Note Purchase Agreements at an aggregate principal amount of $200,000, in exchange for their shares of the Company’s Common Stock. In June 2012, a shareholder converted 50,000 shares of common stock for a $25,000 note payable. In July 2012 the remaining 350,000 shares of common stock were converted into two notes payable totaling $175,000.

NOTE 4 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $457,282 from inception and used cash in operations from inception of $384,553. This raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5 – SUBSEQUENT EVENTS

On July 9, 2012, the Company completed a private offering (the “Offering”) of convertible promissory notes (the “Notes”) for an aggregate principal amount of $512,500 to seventeen (17) purchasers (the “Purchasers”). The Notes were sold pursuant to note purchase agreements, entered into between the Company and each Purchaser, dated as of the initial issuance date of the Note (the “Note Purchase Agreement”). The Notes have a maturity date of April 8, 2013 (the “Maturity Date”) and bear interest at twelve percent (12%) per annum, payable on the last day of every fiscal quarter commencing June 30, 2012 and continuing through the Maturity Date. If prior to the Maturity Date, the Company completes the proposed Financing and Acquisition, as described in the Note Purchase Agreement, then the Notes will be automatically converted into shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price equal to a third of the price per share of the Common Stock sold in the Financing. The Company does not have a prepayment right on the Notes.

On July 16, 2012, the Company entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company.  In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises.  Under the TRIG Capital Advisory Agreement, Trig Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by Trig Capital.

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company.  The terms of the warrant are discussed more fully in the section titled TRIG Warrant below.  In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after the Acquisition for a period of five (5) years.

On July 16, 2012, the Company issued warrants (the “Trig Warrant”) to Trig Capital in a private placement, to purchase an aggregate of 1,800,000 shares of the Company’s common stock as compensation for an advisory agreement between the Company and Trig Capital. The Trig Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. The exercise price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

On July 16, 2012 the Company entered into an investor relations agreement with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to a twelve month contract, whereby Trilogy would provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community.

In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website. The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company will pay Trilogy $80,000 upon a successful completion of the Financing.

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisor Agreement”) with Dimitri Villard (the “Advisor”).  The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as being a member of the Company’s board of directors (the “Board”).  The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests.  The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis throughout the terms of the agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 throughout the terms of the agreement.

On July 16, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Robert Y. Lee, currently a director of the Company, to serve as the Executive Chairman of the Company.  The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Employment Agreement, the Company will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Employment Agreement. In addition to his annual compensation, the Company will pay Mr. Lee a signing bonus of $80,000 to be paid when the Company has available funds, but no later than the completion of the Acquisition. The term of the Employment Agreement is for eighteen months. Mr. Lee can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Employment Agreement upon notice to Mr. Lee.

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview Capital will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview Capital $10,000 per month for a period of 18 months. In the event that Grandview Capital enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview Capital will receive a fee between two (2) to ten (10) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview Capital a cash success fee of $80,000 upon a consummation of the Financing.

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

Acquisition Agreement

On April 3, 2012, the Company entered into a definitive memorandum of understanding (“MOU”) with Grilled Cheese, Inc. (“Grilled Cheese”), a privately held California corporation. Both the Company and Grilled Cheese agreed to negotiate, in good faith, and enter into a definitive merger. Pursuant to the terms of the MOU, the Company will acquire Grilled Cheese (the “Acquisition”) upon the successful completion by the Company of a financing of at least $2,000,000 (the “Financing”). Among other conditions to the merger are the completion of due diligence, certified audits by a Public Company Accounting Board certified auditor, and the purchase by Grilled Cheese of the minority shareholder’s shares in Grilled Cheese.

Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement (the “Cohen Advisor Agreement”) with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to based on the per share price of the common stock sold in the Financing, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 throughout the terms of the agreement. The agreement can be terminated by the Company for cause, as defined in agreement.

Repurchase of Common Stock

From June 2012 until July 2012, the Company entered into repurchase agreements (the “Repurchase Agreements”) with three shareholders (the “Sellers”) to repurchase an aggregate of 400,000 shares of its Common Stock (the “Repurchase”). Pursuant to the terms of the Repurchase Agreements, the Sellers entered into Note Purchase Agreements to purchase an aggregate principal amount of $200,000 of the Notes, as described above, in exchange for the sale of their shares of the Company’s Common Stock back to the Company.

Subsequent Events

Bridge Financing

On July 9, 2012, the Company completed a private offering (the “Offering”) of convertible promissory notes (the “Notes”) for an aggregate principal amount of $512,500 to seventeen (17) purchasers (the “Purchasers”). The Notes were sold pursuant to note purchase agreements, entered into between the Company and each Purchaser, dated as of the initial issuance date of the Note (the “Note Purchase Agreement”). The Notes have a maturity date of April 8, 2013 (the “Maturity Date”) and bear interest at twelve percent (12%) per annum, payable on the last day of every fiscal quarter commencing June 30, 2012 and continuing through the Maturity Date. If prior to the Maturity Date, the Company completes the proposed Financing and Acquisition, as described in the Note Purchase Agreement, then the Notes will be automatically converted into shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price equal to a third of the price per share of the Common Stock sold in the Financing. The Company does not have a prepayment right on the Notes.

TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company.  In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises.  Under the TRIG Capital Advisory Agreement, Trig Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by Trig Capital.

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company.  The terms of the warrant are discussed more fully in the section titled TRIG Warrant below.  In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after the Acquisition for a period of five (5) years.

TRIG Warrant

On July 16, 2012, the Company issued warrants (the “Trig Warrant”) to Trig Capital in a private placement, to purchase an aggregate of 1,800,000 shares of the Company’s common stock as compensation for an advisory agreement between the Company and Trig Capital. The Trig Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. The exercise price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Trilogy IR Agreement

On July 16, 2012 the Company entered into an investor relations agreement with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to a twelve month contract, whereby Trilogy would provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community.

In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company will pay Trilogy $80,000 upon a successful completion of the Financing.

Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisor Agreement”) with Dmitri Villard (the “Advisor”).  The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as being a member of the Company’s board of directors (the “Board”), if elected.  The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests.  The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis throughout the terms of the agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 throughout the terms of the agreement.

Lee Employment Agreement

On July 16, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Robert Y. Lee, currently a director of the Company, to serve as the Executive Chairman of the Company.  The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Employment Agreement, the Company will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Employment Agreement. In addition to his annual compensation, the Company will pay Mr. Lee a signing bonus of $80,000 to be paid when the Company has available funds, but no later than the completion of the Acquisition. The term of the Employment Agreement is for eighteen months. Mr. Lee can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Employment Agreement upon notice to Mr. Lee.

Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview Capital will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview Capital $10,000 per month for a period of 18 months. In the event that Grandview Capital enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview Capital will receive a fee between two (2) to ten (10) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview Capital a cash success fee of $80,000 upon a consummation of the Financing.

Results of Operations

For the three months ended June 30, 2012

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2012 or during the three months ended June 30, 2011. Total expenses for the three months ended June 30, 2012 were $257,273 as compared to $0 for the three months ended June 30, 2011.  These expenses were comprised of professional fees of $228,887, amortization of discount related to debt expense of $11,739, interest expense of $2,531 and $14,116 of general and administrative expenses.  The increase in total expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to the lack of activity by the Company in 2011.

For the six months ended June 30, 2012

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2012 or during the six months ended June 30, 2011. Total expenses for the six months ended June 30, 2012 were $274,609 as compared to $0 for the six months ended June 30, 2011.  These expenses were comprised of professional fees of $246,223, amortization of discount related to debt expense of $11,739, interest expense of $2,531 and $14,116 of general and administrative expenses.  The increase in total expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to the lack of activity by the Company in 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $21,404 in cash available and net liabilities of $190,796. The Company is actively pursuing merger opportunities as described above and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* To be filed by amendment.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2012	Trig Acquisition 1, Inc.

	By:	/s/ AJ Cervantes
AJ Cervantes
Chief Executive Officer
(Duly Authorized Officer, Principal
Executive Officer and Principal Financial
Officer)

