Form 10-Q
period 2012-09-30
TRIG ACQUISITION 1, INC
filed 2012-11-26
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of November 19, 2012, there were 8,442,500 outstanding shares of common stock, par value $0.001 per share, of the issuer.

EXPLANATORY NOTE

Trig Acquisition 1, Inc. (the “Registrant”) and its professionals were severely impacted by the effects of Hurricane Sandy and lost power, heat, email, and access to its electronic files for four (4) days following the storm. Accordingly, the Registrant was unable, without unreasonable effort or expense, to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) by the November 14, 2012 filing date applicable to smaller reporting companies. Pursuant to the Securities and Exchange Commission’s release 2012-226, the Registrant will remain current and timely in its Exchange Act Reports by filing its Quarterly Report on Form 10-Q for the period ended September 30, 2012 on or before November 21, 2012, not including any extensions allowable under Exchange Act Rule 12b-25. As a result of the impact of Hurricane Sandy, the Registrant and its independent registered public accounting firm required additional time to complete its review of the financial statements for the period ended September 30, 2012 to be incorporated in the Quarterly Report.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trig Acquisition 1, Inc.

(a development stage company)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$14,774
Total assets	$-	$14,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$3,907	$-
Accounts Payable	124,370	3,289
Accounts Payable - Related parties	223,481	-
Accrued Compensation	36,100	-
Accrued interest	17,556	-
Accrued interest - Related party	75	-
Promissory notes	25,000	-
Promissory notes - Related party	12,500	-
Due to related party	2,737	-
Convertible notes payable, net of discount of $335,255 and $0 respectively	177,245	-
Total liabilities	622,971	3,289

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 and 400,000 shares issued and outstanding, respectively	-	400
Common stock, $.001 par value, 100,000,000 shares authorized, 3,322,500 and 1,000,000 shares issued, and outstanding, respectively	3,323	1,000
Additional paid-in-capital	1,010,538	192,758
Deficit accumulated during the development stage	(1,636,832)	(182,673)
Total stockholders' deficit	(622,971)	11,485
Total liabilities and stockholders' deficit	$-	$14,774

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Totals
					From Inception
	For the nine months ended		For the three months ended		(December 31, 2009)
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Stock based compensation	-	-	-	-	1,000
Professional fees	176,239	158,399	88,141	-	348,704
Consulting expense - related parties	739,200	-	581,075	-	739,200
Office and administrative	337,001	33,346	311,147	-	346,209
Total operating expenses	1,252,440	191,745	980,363	-	1,435,113

Other expenses
Interest expense	201,644	-	199,113	-	201,644
Interest expense - related party	75	-	-	-	75
Total Other expenses	201,719	-	199,113	-	201,719

Net loss	$(1,454,159)	$(191,745)	$(1,179,476)	$-	$(1,636,832)

Loss per share:

Basic and diluted loss per share	$(0.89)	$(0.19)	$(0.40)	$-

Weighted average shares outstanding - basic and diluted	1,638,808	1,000,000	2,958,440	1,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2009) TO SEPTEMBER 30, 2012

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder	-	-	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss	-	-	-	-	-	(10,658)	(10,658)

Balance, December 31, 2010	-	-	1,000,000	1,000	-	(12,488)	(11,488)

Issuance of Preferred Stock for cash @ $0.50 per share, net of $6,842 offering cost	400,000	400			192,758		193,158

Net loss	-	-	-	-	-	(170,185)	(170,185)

Balance, December 31, 2011	400,000	400	1,000,000	1,000	192,758	(182,673)	11,485

Conversion of preferred stock to common stock	(400,000)	(400)	400,000	400			-

Conversion of common stock to convertible notes payable			(400,000)	(400)	(192,758)		(193,158)

Common stock to be issued pursuant to stock purchase agreement			2,000,000	2,000			2,000

Beneficial conversion feature recognized in connection with issuance of convertible notes payable					512,500		512,500

Common stock issued pursuant to subscription agreement			322,500	323	160,927		161,250

Fair value of warrants issued for services					337,111		337,111

Net loss	-	-	-	-	-	(1,454,159)	(1,454,159)

Balance, September 30, 2012	-	$-	3,322,500	$3,323	$1,010,538	$(1,636,832)	$(622,971)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Trig Acquisition 1, Inc.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Totals
			From Inception
			(December 31, 2009)
	For the nine months ended		Through
	September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(1,454,159)	(191,745)	$(1,636,832)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount related to debt	177,245	-	177,245

Common stock issued for services	-	-	1,000

Fair value of warrants issued for services	337,111		337,111

Change in operating assets and liabilities:
Accounts payable	127,923	24,851	131,212
Accounts payable - related parties	223,481	-	223,481
Accrued compensation	36,100	-	36,100
Accrued interest	17,556	-	17,556
Accrued interest-related party	75	-	75
Due to related party	2,737	-	2,737
Net cash used in operating activities	(531,931)	(166,894)	(710,315)

Cash flows from financing activities:
Cash ovverdraft	3,907	-	3,907
Proceeds from convertible notes payable	312,500	-	312,500
Proceeds from promissory notes	25,000	-	25,000
Proceeds from promissory note - related party	12,500	-	12,500
Proceeds from sale of preferred stock	-	193,158	193,158
Proceeds from sale of common stock pursuant to stock purchase agreement	2,000	-	2,000
Proceeds from sale of common stock pursuant to subscription agreement	161,250	-	161,250

Net cash provided by financing activities	517,157	193,158	710,315

Net increase (decrease) in cash and cash equivalents	(14,774)	26,264	-

Cash and cash equivalents - beginning of period	14,774	-	-

Cash and cash equivalents - end of period	$-	$26,264	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental schedules of noncash investing and financing activities:

Beneficial conversion feature in connection with issuance of convertible notes payable	$512,500	$-	$-
Conversion of common stock to convertible notes payable	$200,000	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

TRIG ACQUISITION 1, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Share Exchange Agreement

On October 18, 2012 (the “Closing Date”), Trig Acquisition 1, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”).Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of the Company’s common stock, par value $.001 per share (each a “Share” and collectively, the “Common Stock”); and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of the Company’s Common Stock (the “Share Exchange”).

The issuance of the Company’s common stock to the GCT shareholders as well as the payment of $500,000 to the Minority Shareholder will be accounted for as a recapitalization rather than a business combination. Therefore, the $500,000 cash payment will be recorded as a reduction of additional paid-in-capital during the 4th quarter of 2012.

Private Placement Offering

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”).

Notes

The Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date (the “Maturity Date”) if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s (the “Holder”) election following the date upon which the Company’s Registration Statement (hereinafter defined) is declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

Warrants

The Warrants are exercisable for an aggregate of 525,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Registration Rights Agreement

In connection with the sale of the Units, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on October 18, 2012 with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 60 calendar days following the final closing date of the Offering and to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act within 120 days following the closing date of the Offering.

The foregoing descriptions of the terms of the Subscription Agreement, the form of Note, the form of Warrant and the Registration Rights Agreement are qualified in their entirety by reference to the provisions of the agreements filed as Exhibits 10.2, 4.1, 4.2, and 10.3 respectively, to this Report, which are incorporated by reference herein.

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF feature related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded $.01 million for the calculated fair value of the warrants and BCF, in conjunction with the notes issued on October 18, 2012.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2012 and 2011 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2012	2011
Convertible Notes Payable	1,537,515	-
Warrants	1,900,000	-

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 consisted primarily of accrued professional fees.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2012, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2012 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2012, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans bear interest at 12% and mature on April 8, 2013. They are convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,245 for the nine months ended September 30, 2012 with $335,255 net discount balance remaining.

Upon the conversion of convertible notes, the Company will issue common stock of the Company and reduce the note payable balance, accrued interest through the date of the conversion and accelerate the remaining debt discount. The conversion price will be $0.33 per share or 33 1/3 of the closing price of the private placement.

NOTE 3 – PROMISSORY NOTES PAYABLE

On September 21, 2012 and September 24, 2012, the Company entered into two secured promissory notes totaling $25,000 due on December 6, 2012 and bearing interest at 12% per annum.

NOTE 4 - RELATED PARTY TRANSACTIONS

Promissory notes payable – related party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaling $12,500 is due on December 6, 2012 and bears interest at 12% per annum. The Company’s Chief Financial Officer, David Horin is the President of Chord Advisors, LLC.

Consulting fees – related parties

TRIG Capital Advisory Agreement

The Company’s former Chief Executive Officer and current Director, A.J. Cervantes and Peter Goldstein, a shareholder of Trig Acquisition 1, Inc. are Principals and co-founders of Trig Capital Group, LLC.

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

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

For the nine months ended September 30, 2012 the Company recognized a total of $348,041 in consulting fees relating to Trig Capital Group LLC. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed TRIG Capital Group, LLC, $21,000 which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Trilogy IR Agreement

The Company’s former Chief Executive Officer and current Director, A.J. Cervantes, owns a 100% equity interest in Trilogy Capital.

On July 16, 2012 the Company entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website. Prior to July 16, 2012, Trilogy invoiced the Company for services on a monthly basis.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $80,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional $40,000 at or before the final closing of the Offering.

For the nine months ended September 30, 2012 the Company recognized a total of $155,000 in consulting fees relating to Trilogy. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed Trilogy, $77,500 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

In addition the Company owes Trilogy $2,737 which has been included in the Due to Related Party account for various expenses paid during the nine months ended September 30, 2012.

Grandview Capital Advisory Agreement

Peter Goldstein, a shareholder of Trig Acquisition 1, Inc. is the Chairman and President of Grandview Capital Partners, Inc.

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. Prior to July 16, 2012, Grandview invoiced the Company for services on a monthly basis.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional cash success fee of $40,000 at or before the final closing of the Offering.

For the nine months ended September 30, 2012 the Company recognized a total of $111,088 in consulting fees relating to Grandview. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed Grandview Capital Partners, Inc. $53,977 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Villard Advisory Agreement

Dimitri Villard is a Director of Trig Acquisition 1, Inc.

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dmitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s board of directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement.

For the nine months ended September 30, 2012 the Company recognized a total of $7,500 in consulting fees relating to Dimitri Villard. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed Mr. Villard, $7,500 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Pallas Agreement

Mr. Pallas is the President of Franchise operation for Trig Acquisition 1, Inc.

On March 19, 2012, the Company entered into a consulting agreement with Brian L. Pallas. The parties agreed that from March 19, 2012 until September 19, 2012, Mr. Pallas would perform consulting services for the Company. The Company will pay Mr. Pallas $60,000 of cash to be paid in monthly payments of $10,000 pursuant to the terms of the Agreement.

For the nine months ended September 30, 2012 the Company recognized a total of $60,000 in consulting fees relating to Brian Pallas. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed Mr. Pallas, $40,000 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Lee Employment Agreement

On July 16, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Robert Y. Lee, the Executive Chairman of the Company. The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week. In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Prior to July 16, 2012, Mr. Lee invoiced the Company for consulting services on a monthly basis.

For the nine months ended September 30, 2012 the Company recognized a total of $35,000 in consulting fees relating to consulting services provided by Mr. Lee prior to the commencement of his employment. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the Company owed Mr. Lee, $10,294 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Chord Advisors Agreement

David Horin, the Chief Financial Officer of Trig Acquisition 1, Inc., is the President of Chord Advisors, LLC.

On August 1, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. As of September 30, 2012 and December 31, 2011, the Company owed Chord, $12,500 and $0, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

For the nine months ended September 30, 2012 the Company recognized a total of $12,500 in consulting fees relating to Chord. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord. The Company has an accrued liability to Richard M. Cohen Consultants, Inc. of approximately $40,000 as of September 30, 2012.

NOTE 5 – SHAREHOLDERS’ DEFICIT

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

On April 14, 2012, the Company issued 2,000,000 shares related to a stock purchase agreement at $0.001 per share for $2,000.

During the quarter ended September 30, 2012, the Company issued 322,500 shares related to a subscription agreement at $0.50 per share for $161,250.

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

Warrants for Services

On July 16, 2012, the Company issued warrants to purchase 1,800,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire five years from the date of grant. The Company valued the warrants at $327,041 using the Black-Scholes option pricing model.

On September 1, 2012, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $10,070 using the Black-Scholes option pricing model.

The expense for such warrants and the offsetting increase to additional paid in capital were recorded during the 3rd quarter of 2012.

The Black Scholes option pricing model requires management to use five inputs: price, risk-free interest rate, exercise price, time remaining on the warrant and expected price volatility. When the Company initially issued these warrant in exchange for services, it applies a portfolio wide volatility assumption based on the volatility of an index of comparable companies, since there is no price history for the Company.

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	September 30, 2012	September 30, 2011
Exercise price:	$2.00	-
Market price at date of grant:	$0.50	-
Expected volatility:	80%	-
Term:	3 – 5 years	-
Risk-free interest rate:	0.60%	-

The Company has evaluated the terms of the warrants with reference to the guidance provided in ASC 815-40-15. The Company has concluded that these warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock splits, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity. Such warrants will remain outstanding subsequent to the Share Exchange.

NOTE 6 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $1,636,832 from inception and used cash in operations from inception of $710,315. This raises substantial doubt about its ability to continue as a going concern due to the Company’s recurring expenses coupled with no revenue generation. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional capital and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The following agreements were in place as of September 30, 2012 and will continue through the date of the merger:

Trilogy Capital Stock Purchase Agreement

On April 12, 2012, the Company executed a stock purchase agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”) and Robert Lee, the Executive Chairman of the Company. Pursuant to the stock purchase agreement, the Company sold (i) 1,000,000 shares of its Common Stock at a price of $0.001 per share to Trilogy Capital, and (ii) 1,000,000 shares of its Common Stock, at a price of $0.001 per share to Robert Lee. The Company received proceeds of $2,000 and will use the net proceeds for general corporate purposes. The Company’s former Chief Executive Officer and current Director, A.J. Cervantes, owns a 100% equity interest in Trilogy Capital.

Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement.

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

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

Trilogy IR Agreement

On July 16, 2012 the Company entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $80,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional $40,000 at or before the final closing of the Offering.

Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dmitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s board of directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement.

Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional cash success fee of $40,000 at or before the final closing of the Offering.

Clark Group Agreement

On August 15, 2012, the “Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement will commence (the “Commencement Date”) upon the completion of the Share Exchange and continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman and Senior Veterans Advisor of the Company and Wesley Clark, Jr. will act as the Director of Veteran Operations. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company will pay the Clark Group $200,000 per year. The Company will also execute a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Warrants following the execution of the next 25 veteran franchise agreements.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process.

Chord Advisors Agreement

On August 1, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00.

PBNJ Advisory Agreement

On October 18, 2012, the Company entered into an advisory agreement (the “PBNJ Advisory Agreement”) with PBNJ Advisors, Inc. (“PBNJ”). The parties agreed that from September 1, 2012 until August 31, 2013, PBNJ will perform independent advisory and consulting services for the Company. The Company will pay PBNJ: (1) $24,000 of cash annually, to be payable in $2,000 installments on the last day of each month; and (2) 18,000 shares of Common Stock of the Company. The agreement may be terminated by the Company for cause, as defined in the agreement.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 18, 2012 (the “Closing Date”), Trig Acquisition 1, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”).Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of the Company’s common stock, par value $.001 per share (each a “Share” and collectively, the “Common Stock”); and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of the Company’s Common Stock (the “Share Exchange”).

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”).

The Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date (the “Maturity Date”) if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s (the “Holder”) election following the date upon which the Company’s Registration Statement (hereinafter defined) is declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

The Warrants are exercisable for an aggregate of 525,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the sale of the Units, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on October 18, 2012 with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 60 calendar days following the final closing date of the Offering and to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act within 120 days following the closing date of the Offering.

On November 8, 2012, the Company completed a second closing (the “Second Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $550,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”). In the aggregate, the Company has sold 1,600,000 Units, for aggregate gross proceeds of $1,600,000.

The Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date (the “Maturity Date”) if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s (the “Holder”) election following the date upon which the Company’s Registration Statement (hereinafter defined) is declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

The Warrants are exercisable for an aggregate of 800,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the sale of the Units, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on November 8, 2012 with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 60 calendar days following the final closing date of the Offering and to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act within 120 days following the closing date of the Offering.

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

TRIG Acquisition 1, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc. The Company was formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.”

On October 18, 2012 (the “Closing Date”), Trig Acquisition 1, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”).Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of the Company’s common stock, par value $.001 per share (each a “Share” and collectively, the “Common Stock”); and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of the Company’s Common Stock (the “Share Exchange”).

From inception until the closing of the Exchange Agreement, we solely existed as a vehicle to pursue a business combination. As a result of the Share Exchange, we ceased our prior operations and, through our wholly-owned subsidiary, Grilled Cheese, we will operate as a food truck franchisor, specializing in grilled cheese.

Grilled Cheese, Inc. was a privately held California S corporation, incorporated on September 18, 2009. Immediately prior to the closing of the Share Exchange, David Danhi and Michelle Grant were the shareholders of Grilled Cheese.  Grilled Cheese’s operations to date have consisted of sales of grilled cheese and food related items in their operating food truck, business formation, strategic development, marketing, website development, negotiations with potential franchisees and capital raising activities.

Grilled Cheese is a food truck that sells various types of gourmet grilled cheese and other comfort foods in the Los Angeles, California area. We currently make ten stops per week (lunch and dinner five days a week) at prearranged locations. The food preparation occurs at our commissary which supports streamlined operations within the truck itself by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour and delivering melts, tots, soups and sides efficiently to its customers. Our business model is effective in the use of social media and location booking to secure high sales per stop. Our website, www.thegrilledcheesetruck.com always lists the upcoming schedule for where the truck will be stopping.

We are capitalizing on the burgeoning food truck industry through its established food service operations and unique social media strategy. Driving our growth, we have received national media visibility and a robust fan base of nearly 100,000 followers on Twitter and Facebook. We have established significant brand presence and operate profitably. Our co-founder is David Danhi, a successful chef and food industry entrepreneur.

We currently generate revenue from retail sales through two company-owned food trucks in Los Angeles, and intend to expand and generate revenue from franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease or sublease to our franchisees.

The immediate operating objectives for the Company include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and will implement an advanced point-of-sales (POS) platform that will work for both company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations and remotely calculate and collect royalties, all in real time and on a daily basis.

Material Agreements

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

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

 Trilogy IR Agreement

On July 16, 2012 the Company entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional $40,000 at or before the final closing of the Offering.

Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dmitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s board of directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement.

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

Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional cash success fee of $40,000 at or before the final closing of the Offering.

Clark Group Agreement

On August 15, 2012, the “Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement will commence (the “Commencement Date”) upon the completion of the Share Exchange and continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman and Senior Veterans Advisor of the Company and Wesley Clark, Jr. will act as the Director of Veteran Operations. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company will pay the Clark Group $200,000 per year. The Company will also execute a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Warrants following the execution of the next 25 veteran franchise agreements.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process.

Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our Chief Financial Officer, David Horin, is the President of Chord.

Subsequent Events

Grant Registration Rights Agreement

In conjunction with the Exchange Agreement, the Company and the Minority Shareholder entered into a registration rights agreement (“Grant Registration Rights Agreement”). Pursuant to the Grant Registration Rights Agreement, the Company will register the 845,000 shares issued to the Minority Shareholder in the Share Exchange on any registration statement that the Company files in conjunction with the Private Placement Offering, as further discussed below.

PBNJ Advisory Agreement

On October 18, 2012, the Company entered into an advisory agreement (the “PBNJ Advisory Agreement”) with PBNJ Advisors, Inc. (“PBNJ”).  The parties agreed that from September 1, 2012 until August 31, 2013, PBNJ will perform independent advisory and consulting services for the Company.  The Company will pay PBNJ: (1) $24,000 of cash annually, to be payable in $2,000 installments on the last day of each month; and (2) 18,000 shares of Common Stock of the Company. The agreement may be terminated by the Company for cause, as defined in the agreement.

Private Placement Offering

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Initial Offering Purchasers”) for total gross proceeds to us of $1,050,000.

On November 8, 2012, the Company completed a second closing (the “Second Closing”) of the Offering of Units (as defined below) with a group of accredited investors (the “Second Offering Purchasers” and together with the Initial Offering Purchasers, the “Purchasers”) for total gross proceeds to us of $550,000.

Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”). In the aggregate, the Company has sold 1,600,000 Units, for aggregate gross proceeds of $1,600,000.

Notes

The Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date (the “Maturity Date”) if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s (the “Holder”) election following the date upon which the Company’s Registration Statement (hereinafter defined) is declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

Warrants

The Warrants are exercisable for an aggregate of 800,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Registration Rights Agreement

In connection with the sale of the Units, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) on October 18 ,2012 and November 8, 2012 with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 60 calendar days following the final closing date of the Offering and to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act within 120 days following the closing date of the Offering.

The foregoing descriptions of the terms of the Subscription Agreement, the form of Note, the form of Warrant and the Registration Rights Agreement are qualified in their entirety by reference to the provisions of the agreements filed as Exhibits 10.2, 4.1, 4.2, and 10.3 respectively, to the Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 24, 2012, which are incorporated by reference herein.

Results of Operations

For the three and nine months ended September 30, 2012 as compared to September 30, 2011

Operating expenses

For the nine months ended September 30, 2012, operating expenses amounted to $1,252,441 as compared to $191,745 to the comparable period in 2011, an increase of $1,060,696 or 553%. For the three months ended September 30, 2012, operating expenses amounted to $980,363 as compared to $0 for the comparable period in 2011, an increase of $980,363. For the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011, operating expenses consisted of the following:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Consulting fees – related parties	$581,075	$-	$739,200	$-
Professional fee	88,141	-	176,239	158,399
Other general and administrative	311,147	-	337,002	33,346
Total Operating Expenses	$980,363	$-	$1,252,441	$191,745

For the three and nine months ended September 30, 2012, the increase in our operating expenses as compared to the comparable 2011 periods was primarily attributable to an increase in consulting fees - related parties and professional fees. In the 2012 period, we incurred professional fees of $176,239 and $88,141, for the nine month period and three month period ended September 30, 2012, respectively. We also incurred consulting fees – related party of $739,200 and $581,075, for the nine month period and three month period ended September 30, 2012, respectively. Our operating expenses increased substantially as we incurred significant costs associated the acquisition of Grilled Cheese, Inc. On October 18, 2012, we acquired Grilled Cheese, Inc. pursuant to the Exchange Agreement.

Interest Expense

Interest expense consists of stated interest on debt as well as debt discount amortization. Interest expense for the nine month period and three month period ended September 30, 2012 primarily related to debt discount amortization of $177,245 incurred during the 3rd quarter of 2012.

Net Loss

As a result of the factors described above, our net loss for the nine months ended September 30, 2012 was $1,454,159 as compared to $191,745 in the comparable 2011 period. Our net loss for the three months ended September 30, 2012 was $1,179,475 as compared to $0 in the comparable 2011 period.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.

Working Capital. As of September 30, 2012, we had a working capital deficit of $622,971 and cash of $0, while at December 31, 2011 we had working capital of $11,485 and cash of $14,774.

Cash Flow. Net cash used in operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(531,931)	$(166,894)
Net cash provided by financing activities	$517,157	$193,158

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

For the nine months ended September 30, 2012, net cash flows used in operating activities amounted to $531,931 and was attributable to our net loss of $1,454,160, offset by the add back of the non-cash item of amortization of discount related to debt of $177,245 and fair value of warrants issued for services of $337,111 and the changes in operating assets and liabilities such as: an increase in accounts payable of $127,924, an increase in accounts payable – related parties of $223,481, an increase in accrued compensation of $36,100, an increase in accrued interest of $17,556 and an increase in accrued interest - related parties of $75.

For the nine months ended September 30, 2011, net cash flows used in operating activities amounted to $166,894 and was attributable to our net loss of $191,745, offset by the changes in operating assets and liabilities of accounts payable of 24,851.

Net Cash Provided by Financing Activities. Net cash provided by financing activities relates primarily to cash received from sales of our common and preferred stock and issuance of our notes payable.

For the nine months ended September 30, 2012, net cash flows provided by financing activities was $517,157 and was attributable to the proceeds from convertible notes payable of $312,500, proceeds received from promissory notes of $25,000, proceeds received from promissory note – related party of $12,500 and cash received from the sale of common stock of $163,250. For the nine months ended September 30, 2011, net cash flows provided by financing activities was $193,158 and was attributable to the sale of our preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our financial statements for the three and nine months ended September 30, 2012 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid  for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 26, 2012	Trig Acquisition 1, Inc.

	By:	/s/ David Danhi
David Danhi
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 26, 2012	Trig Acquisition 1, Inc.

	By:	/s/ David Horin
David Horin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

