Form 10-Q/A
period 2012-09-30
TRIG ACQUISITION 1, INC
filed 2012-11-28
CIK 1497647

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

TRIG ACQUISITION 1, INC .

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

Explanatory Note

Trig Acquisition 1, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 26, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 26, 2012.

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

Date: November 28, 2012	Trig Acquisition 1, Inc.

	By:	/s/ David Danhi
David Danhi
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 28, 2012	Trig Acquisition 1, Inc.

	By:	/s/ David Horin
David Horin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)