Form 10-K
period 2012-12-31
Grilled Cheese Truck, Inc.
filed 2013-07-03
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-54070

THE GRILLED CHEESE TRUCK, INC.

Nevada	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

641 Lexington Avenue, Suite 1526

New York, NY 10022

(212) 634-6462

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act

 None

Name of each exchange on which registered

N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒ ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒ ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐     No   ☒ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No   ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒ ..

As of June 25, 2013, there were 10,882,834 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These risks and others described under “Risk Factors” may not be exhaustive.

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

Unless otherwise provided in this Annual Report on Form 10-K, references to the “Company,” the “Registrant,” “we,” “us” and “our” refer to The Grilled Cheese Truck, Inc.

PART I

Item 1.  Business

Introduction

We, through our wholly-owned subsidiary, Grilled Cheese, Inc., are a food truck operation that sells various types of gourmet grilled cheese and other comfort foods principally in the Los Angeles, California area. We currently make multiple stops per week (lunch and dinner five days a week) at prearranged locations. The food preparation occurs at our kitchen which supports streamlined operations within the truck by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour and delivering melts, Tater Tots™, soups and sides efficiently to its customers. Our business model implements the use of social media and location booking to secure high sales per stop. Our website, www.grilledcheesetruck.com always lists the upcoming schedule identifying where the truck will be stopping. In the first quarter of 2013, we expanded our number of food trucks from two to five and expanded our geographical area to Phoenix, Arizona.

We are capitalizing on the burgeoning food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and a robust fan base of nearly 100,000 followers on Twitter and Facebook. We have established significant brand presence but we have sustained losses to date. Our co-founder is David Danhi is a successful chef and food industry entrepreneur.

We generate revenue from sales through company-owned food trucks in Southern California and intend to expand nationally and prospectively generate revenue from franchise sales, royalties based on a percentage of sales by franchisees and sales of food products to our franchisees. In addition to our franchise operations, we intend to expand and increase the number of company-owned trucks, brick and mortar restaurants, and operations within sports venues, airports and high profile special events throughout the United States and internationally.

Our principal office is located at 641 Lexington Avenue, Suite 1526, New York, New York 10022. Our telephone number is (212) 634-6462.

Our Corporate History and Background

We were incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc.  We were formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end. On July 6, 2011, we filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” On February 19, 2013, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

Share Exchange Agreement

On October 18, 2012, TRIG Acquisition 1, Inc. (“TRIG”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) TRIG, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT Sub”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”). Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT Sub all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of TRIG’s common stock; and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of TRIG’s common stock (the “Share Exchange”).

The Share Exchange Transaction has been accounted for as a reverse acquisition of TRIG by Grilled Cheese but in substance as a capital transaction, rather than a business combination since TRIG had nominal operations and assets prior to and as of the closing of the Share Exchange Transaction. The former stockholders of Grilled Cheese represent a significant constituency of the Company’s voting power immediately following the Share Exchange Transaction and Grilled Cheese’s management has assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition. For accounting purposes Grilled Cheese is treated as the surviving entity and accounting acquirer in accordance with ASC 805, Business Combinations although TRIG was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Grilled Cheese. The accumulated losses of Grilled Cheese were carried forward after the completion of the Merger.

All reference to common stock shares and per share amounts have been restated to effect the reverse merger which occurred on October 18, 2012.

As a result of the Share Exchange, we ceased our prior operations and, through our wholly-owned subsidiary, Grilled Cheese, we operate as a food truck franchisor, specializing in grilled cheese.

Recent Events

2012 Private Placement Offering

On April 18, 2013, we completed our final closing of a “best efforts” private offering of up to $5,000,000 (the “2012 Private Placement Offering”) of Private Placement Units (as defined below) with a group of accredited investors (the “2012 Private Placement Purchasers”) for total aggregate gross proceeds to us of $2,875,025. Pursuant to a subscription agreement with the Private Placement Purchasers (the “2012 Private Placement Subscription Agreement”), we issued to the Private Placement Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Private Placement Notes”) and (ii) warrants (the “Private Placement Warrants”) to purchase shares (the “Private Placement Warrant Shares” and together with the Private Placement Notes and the Private Placement Warrants, the “Private Placement Securities”) of our common stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our common stock (the “Private Placement Units”).

Private Placement Notes

The Private Placement Notes issued in the 2012 Private Placement Offering accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s common stock at the note holder’s election following the date upon which the Company has a registration statement declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of common stock issuable upon conversion of the Private Placement Notes shall equal: (i) the principal amount of the Private Placement Note and the accrued interest thereon through the date of conversion, divided by (ii) $1.00.

Private Placement Warrants

The Private Placement Warrants issued in the 2012 Private Placement Offering are exercisable for an aggregate of 1,437,500 shares of the Company’s common stock. The Private Placement Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Private Placement Warrants is $2.00 per share. The exercise price for the Private Placement Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

2013 Private Placement Offering

On June 21, 2013, we completed our final closing of a “best efforts” private offering of up to $2,000,000 (the “2013 Private Placement Offering”) of Private Placement Units with a group of accredited investors (the “2013 Private Placement Purchasers”) for total aggregate gross proceeds to us of $645,000. Pursuant to a subscription agreement with the 2013 Private Placement Purchasers (the “2013 Private Placement Subscription Agreement”), we issued to the 2013 Private Placement Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (these notes mirror the Private Placement Notes) and (ii) warrants (these warrants mirror the Private Placement Warrants) to purchase shares (the “Private Placement Warrant Shares” and together with the Private Placement Notes and the Private Placement Warrants, the “Private Placement Securities”) of our common stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our common stock (the “Private Placement Units”). For a description of the Private Placement Notes and Private Placement Warrants, see the section entitled “2012 Private Placement Offering—Private Placement Notes” and “2012 Private Placement Offering—Private Placement Warrants” respectively.

Placement Agent

Grandview Capital Partners, Inc., a Florida corporation operating as an office of supervisory jurisdiction at c/o Grandview Capital Partners, Inc., 300 South Pine Island Road, Suite 240 Plantation, FL 33324, registered under the name Blackwall Capital Markets, Inc., a broker dealer that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation and registered with the Securities and Exchange Commission acted as placement agent in connection with the 2012 Private Placement Offering and the 2013 Private Placement Offering (collectively, the “Offerings”). As consideration for acting as the placement agent, at the closing of the Offerings, the Company paid to the Placement Agent (i) in cash, a fee equal to $128,500 for the 2012 Private Placement Offering and a fee equal to $32,100 for the 2013 Private Placement Offering and (ii) issued warrants to purchase up to an aggregate of 287,500 shares of our common stock in the 2012 Private Placement Offering and warrants to purchase up to an aggregate of 352,000 shares of our common stock in the 2013 Private Placement Offering. The Placement Agent warrants have an exercise price of $1.20 per share, exercisable for a term of five (5) years from the closing of each of the Offerings, respectively, and contain equitable adjustment for stock splits, stock dividends and similar events, as well as full ratchet anti-dilution provisions.

Other Background and Material Agreements

On February 1, 2011, we sold 250,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $125,000 cash ($0.50/share sales price) and paid offering cost of $6,842. On February 15, 2011, the Company sold 150,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, for $75,000 cash ($0.50/shares sales price). In accordance with the terms of the Series A Preferred Stock, these shares automatically converted into common stock on February 1, 2012 and February 15, 2012, respectively. On July 5, 2012, these shareholders agreed to sell back to the Company the 400,000 shares of common stock that they received from the conversion of Series A Preferred Stock in exchange for 12% Secured Notes in the amount of $200,000. The foregoing securities were issued in reliance upon an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer or sale of securities, and the securities were issued with a restrictive legend.

On July 9, 2012, we completed a bridge financing for $512,500 principal amount of 12% Secured Notes (the “Bridge Notes”). The Bridge Notes have a maturity date of April 8, 2013 and bear interest at twelve percent (12%) per annum, payable on the last day of every fiscal quarter commencing June 30, 2012 and continuing through the maturity date. After the final closing of the 2012 Private Placement Offering, the Bridge Notes converted into shares of our common stock at a price equal to 33.3% of the conversion price of the Private Placement Notes. The sale and the issuance of the Bridge Notes were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act.  The Bridge Notes qualified for exemption under Section 4(2) of the Securities Act since the issuance of the Bridge Notes by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Upon the conversion of the Bridge Notes, we issued 1,696,833 shares of our common stock to pay in full the note payable balance, accrued interest through the date of the conversion and accelerate the remaining debt discount through the date of the conversion and through June 30, 2013. The conversion price was $0.33 per share or 33 1/3% of the closing price of the 2012 Private Placement Offering, which was $1.00.

On August 27, 2012, we entered into a subscription agreement with private investors (the “August Private Placement”) under a private placement offering of shares of our common stock. An aggregate of 322,500 shares of common stock were sold in the August Private Placement at a purchase price of $0.50 per share for gross proceeds to us in the amount of $161,250. These shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated under the Securities Act.

On September 20, 2012, we completed a bridge financing for $50,000 principal amount of 12% Secured Notes (the “Additional Notes”). The Additional Notes had a maturity date of December 6, 2012 and bear interest at twelve percent (12%) per annum. On March 14, 2013, the holders of the Additional Notes agreed to extend the maturity date of the Additional Notes to September 30, 2013. The Notes qualified for exemption under Section 4(2) of the Securities Act since the issuance of the Notes by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Material Agreements

We entered into a number of material agreements, as described below.

Trilogy Capital Stock Purchase Agreement

On April 12, 2012, we executed a stock purchase agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”) and Robert Lee, one of our Directors and acting Principal Financial Officer. Pursuant to the stock purchase agreement, we sold (i) 1,000,000 shares of our common stock at a price of $0.001 per share to Trilogy Capital, and (ii) 1,000,000 shares of our common stock, at a price of $0.001 per share to Robert Lee. Our President, Secretary and director, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy Capital.

Cohen Advisory Agreement

On June 15, 2012, we entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Cohen Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Cohen Advisor would perform advisory and consulting services for us. We will pay the Cohen Advisor $120,000, consisting of: (i) $60,000 of shares of our common stock based on the per share price of the common stock sold in the 2012 Private Placement Offering ($1.00), and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by us for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord.

TRIG Capital Advisory Agreement

On July 16, 2012, we entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital has provided us with domestic marketing services, management advice and support regarding operations, administrative services, finance and assist with business development as required by us. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the TRIG Capital Advisory Agreement, TRIG Capital may engage third parties reasonably acceptable to us to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, we granted TRIG Capital a warrant to purchase 1,800,000 shares of our common stock (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis.  In addition to the warrant, we will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of us after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

Trilogy IR Agreement

On July 16, 2012, we entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide us with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of our Company in the investment community. In addition, Trilogy will assist us in preparing and disseminating investor relations documents, materials, and our presentations, including press releases, online communications, and our website. We will pay Trilogy $10,000 per month for these services.

Villard Advisory Agreement

On July 16, 2012, we entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Villard Advisor”), one of our Directors. The parties agreed that from July 1, 2012 until June 30, 2013, the Villard Advisor would perform advisory services for us, as well as serving as member of our board of directors (the “Board of Directors”). The Villard Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. We will pay the Villard Advisor $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement at $1.00 per share (based on the per share price of the common stock sold in the 2012 Private Placement Offering), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement.

Grandview Capital Advisory Agreement

On July 16, 2012, we entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide us primarily with assistance and advice in seeking out merger or acquisition partners or targets.

We will pay Grandview $10,000 per month for a period of 18 months. In the event that we enter into any transaction involving a sale of our company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, we paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 Private Placement Offering and pay an additional cash success fee of $40,000. Peter Goldstein, an affiliate of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview.

Clark Group Agreement

On August 15, 2012, we entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman and Senior Veterans Advisor of our company. Prior to the Commencement Date, we paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, we will pay the Clark Group $200,000 per year. We will also execute a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees.

Chord Advisors Agreement

On August 15, 2012, we entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord provided us with comprehensive outsourced accounting solutions. The Chord Agreement required that we pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, we granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. On June 24, 2013, the Chord Agreement was terminated.

PBNJ Advisory Agreement

On October 18, 2012, we entered into an advisory agreement (the “PBNJ Advisory Agreement”) with PBNJ Advisors, Inc. (“PBNJ”).  The parties agreed that from September 1, 2012 until August 31, 2013, PBNJ will perform independent advisory and consulting services for us.  We will pay PBNJ: (1) $24,000 of cash annually, to be payable in $2,000 installments on the last day of each month; and (2) 18,000 shares of common stock of the Company. The agreement may be terminated by the Company for cause, as defined in the agreement.

Our Industry

Once commonplace only in big cities of the eastern and western United States, food trucks recently have evolved to be found in both urban and rural areas. Traditionally, the food truck provided a means for the on-the-go person to grab a quick bite at a low cost. Food trucks today are not only sought out for their affordability, but as well for their gourmet fare and their popularity continues to rise. Due to a combination of economic and technological factors combined with "street food" being "hip" or "chic" there has been a rise in food trucks in the United States in recent years.

Mobile food trucks have been prevalent for many years principally serving construction sites and other blue collar professions. In recent years the food truck resurgence was fuelled by a combination of post-recessionary factors. Due to periodic contraction of the construction there has been a surplus of food trucks. Rather than basic food fare, innovative chefs like David Danhi, who had previously operated from high-end restaurants, brought gourmet food to the street and led to the success of the current food trucks. Gourmet trucks’ menus run the gamut of varied cuisines. Often focusing on limited but creative dishes at reasonable prices, they offer customers a chance to experience food they otherwise may not. Finding a niche seems to be a path to success for most trucks.

Our Business Strategy

Our founder and CEO, David Danhi, is an experienced chef with over 30 years of experience in the industry. After entering the 7th Annual Grilled Cheese Invitational in 2009, he realized there was potential demand for high-quality gourmet grilled cheese sandwiches. He began laying the groundwork for a truck specializing in delivering his concept to mainstream consumers. Over the next six months, Mr. Danhi started his research and development of the menu, design, business structure and all other facets of opening the first Grilled Cheese Truck. From the beginning, Mr. Danhi drove awareness using social media channels, letting people know the progress of the menu and the truck being built. The concept became increasingly popular through these channels, with thousands of followers on Twitter before the truck design had been finalized.

Once launched, the truck consistently experienced long lines of patrons waiting to try the Grilled Cheese Truck’s signature Melts. To facilitate service, we leased a kitchen facility to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks.  As a result, various local media channels in the Los Angeles metropolitan area began to notice the trend and ran segments on the truck. Within a year, the truck was listed as the “most influential food truck in the country” by Klout.com and listed as the 3rd most influential “tweeter” in Los Angeles, just behind the LA Times and LA Weekly, according to WeFollow.com. A second truck was added to the streets within 6 months of the first truck, to accommodate strong demand. The trucks continue to receive various accolades from the industry, including the LA Times Reader’s Choice Award for Best Food Truck in 2011. Within the first quarter of 2013, we expanded our operations with an additional three trucks. We believe there are significant opportunities for our Company to grow based on the following strategies:

☐	Aggressively pursuing franchise opportunities. Our mission is to quickly become a franchisor and develop over 100 franchised Grilled Cheese Trucks in designated major markets after raising sufficient capital to support nation-wide franchise operations. We anticipate the initial start up-capital investment for each franchise is less than $50,000 in liquid assets. We believe that this equates to a low cost entry point within the quick serve restaurant (“QSR”) sector of the restaurant industry.

☐	Enhancing sales margins and profitability.
	o	Current operating margins with five trucks, based on the last two years of audited financials, averages 25% with no volume buying discounts.
	o	We believe that the expansion of volume producing distribution outlets will enable us to negotiate purchase contracts with suppliers for a costs-of-goods sold (“COGS”) average at or below 25%. While we are in preliminary discussion with suppliers, we have not finalized any purchase contracts.
	o	Throughout the initial rollout, we intend to provide to the franchise system a quality controlled COGS at a markup to the franchisee that is well within the franchisee’s operating budget.
	o	We also intend on deploying a new food truck design as we roll-out the franchise business model. Our existing vehicles are averaging less than 10 miles to the gallon and require the engine to run to support the kitchen equipment used onboard the truck. New trucks will be less expensive to operate in both fuel economy and maintenance. While we are in preliminary discussion with suppliers, we have not finalized any purchase contracts.
	o	We expect our new trucks will get close to double the gas mileage and will have “green energy” alternatives to run auxiliary power, potentially bio diesel that is created from recycling the frying oils used on the trucks. New trucks will also have factory warranties. While we are in preliminary discussion with suppliers, we have not finalized any purchase contracts.

☐	Increasing the number of food trucks.
	o	Due to our extensive social media presence and loyal followers on Facebook and Twitter, when one of our current trucks makes a food stop they are quickly overwhelmed with customers and it is common to have longer than a 1 hour waiting line to place a food order.
	o	Adding multiple trucks to the market will increase the speed in which a product is sold and eliminate walk-a-way customers that leave because the line is so long.
	o	More food trucks will provide a better customer experience and enable the company to further expand its brand identity with bright “Cheesy” yellow trucks on the streets in major cities.

The franchise business model

We intend to commence preliminary operations as a franchisor in addition to our operation as a purveyor of food pursuant to a food truck business model. As of the date hereof, we have not taken any actions to become a franchisor. Our franchise operations are still in development and we intend to refine our franchise operations with test marketing in Phoenix, Arizona which began in the first quarter of 2013. As a franchisor, we expect to generate revenues through franchise fees, the sale of food and supplies as well as ongoing royalties. Our business model calls for the sale of 50 to 100 franchises in the next twelve months, although there are no assurances that we will reach this objective. We are currently researching initial franchise markets to include the states of Texas, Arizona, Illinois and Michigan. Strict guidelines will be placed on the geographic locations franchise trucks will be permitted to operate. Additionally, our franchises will be required to comply with customer service standards that we will internally develop.

Our initial franchise growth plan will focus on military veterans who seek opportunities as small business owners with low capital entry, an established brand, geographic exclusivity (determined on a case-by-case basis in each city) and a universally appealing product line. The sale of the first 100 franchises will be principally targeted toward U.S. veterans.

Franchise costs

Four Wheel - Mobile Grilled Cheese Truck

We expect the first 100 franchisee owners will be U.S. veterans or investors of $250,000 or more in the 2012 Private Placement Offering. As part of the opportunity, franchisees will pay an initial franchise fee and be required to rent or lease a pre–specified and fully equipped mobile food truck. Additionally, franchisees will pay a royalty to the Company based on revenue earned. Additional costs not included in the initial franchise fee include: truck costs, owner/operator training costs and related travel expense; initial inventory; grand opening expense; local business licenses and permits; home office business equipment and expenses; and working capital reserves.

Besides the initial costs, there will also be franchises costs and ongoing expenses. We expect those costs will include:

☐	royalty payment based on a percentage of gross sales;
☐	cooperative ad fee based on a percentage of gross sales; and
☐	local advertising based on a percentage of gross sales.

The franchisee will also be required to purchase certain cost of goods ingredients and supplies from the Company that include a profit margin for the Company. Our commissaries will be designed to be within a strategic location and proximity of the geographic locations of where our trucks will operate and therefore there should not add significant transportation costs. We do not believe that the markup on sales of food and supplies will cause the food truck prices to become overpriced.

Brick and Mortar - Fixed location Grilled Cheese Truck Restaurants

In addition to the initial roll-out of 100 mobile truck franchises, our long-term plan includes the franchising of fixed locations. We are currently performing research and development for potential locations and anticipate opening our first fixed location in 2014 as a Company owned restaurant, which we will use a springboard to franchise other fixed locations. Operating a fixed location differs from operating a mobile food truck, although the differences will not be fully known until we finalize our plans for fixed locations, and the initial location will be used to train future operators of franchised fixed locations. The franchisee will also be responsible for the purchase, lease or sublease of real property on terms suitable for the development of an approved Grilled Cheese Truck retail restaurant operation. The tenant improvement costs for a Grilled Cheese Truck restaurant, excluding land and building is estimated at $150,000 to $375,000. Additional costs not included in the initial franchise fee or tenant improvement costs include: owner/operator training costs and related travel expense; initial inventory; grand opening advertising and promotional marketing expense; local business licenses and permits; and working capital reserves.

After these initial costs, ongoing expenses will include:

☐	royalty payment based on a percentage of gross sales;
☐	cooperative ad fee based on a percentage of gross sales; and
☐	local advertising of based on a percentage of gross sales.

The franchisee may also be required to purchase certain cost of goods ingredients and supplies from the company that include a profit margin for the Company. We do not believe that the markup on sales of food and supplies will cause the food truck prices to become overpriced.

The veteran franchise business strategy

A major component of the Grilled Cheese Truck business strategy is the focus on U.S. veterans for its first 100 mobile truck franchise operations, although investors purchasing $250,000 or more in the 2012 Private Placement Offering will also be allowed to purchase a franchise.

Despite their significant skill sets, many returning veterans experience difficulty finding work when returning to civilian life. Since September 11, 2001, it is estimated that approximately 2.7 million U.S. veterans have served in the military with an approximate unemployment rate of 9.2 percent, compared with 7.6 percent of non-veterans, according to the Bureau of Labor Statistics. We believe that many U.S. veterans may have difficulty in finding work, and that U.S. veterans would be interested in starting or buying a new business or considering doing so.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, General Clark in the execution of that process.

Our Strengths

Social media marketing initiatives and media coverage

We have enjoyed success using social media. With a base of just over 113,000 followers, our followers track our whereabouts on Twitter or Facebook. We have become increasingly adept with our social media marketing, running campaigns to support particular efforts including new offerings or events. We believe that we are an influential ‘Tweeter’ in Los Angeles and we are currently one of the most followed food trucks on Facebook and Twitter in the world. In fact, we were listed as the 3rd most influential tweeter in LA by WeFollow.com in 2011 and 3rd most influential food truck in 2011 by Klout.com.

With the help of social media groups, fans of the Grilled Cheese Truck can find where the truck will be at any moment and get up-to-the-minute updates on specials, new menu items and location changes. We believe these social media initiatives have been a major contributing factor to our success. In particular, we have successfully made its Twitter and Facebook following into a sophisticated direct sales tool, creating a unique business proposition for new franchise owners as the networks drive sales and customers directly to the trucks without the need for more traditional (and expensive) local advertising campaign.

In addition to the success of our social media activities, the Grilled Cheese Truck has gained national media attention and can now be seen regularly on television, as many of the segments featuring the Grilled Cheese Truck continue to be re-aired regularly on the Food Network, the Cooking Channel, and Travel Channel. Our media coverage has included local, regional and national coverage including coverage from: the Rachel Ray Show, The Price is Right, ABC Channel 7 (top food truck in Los Angeles), NBC News, Fox News.com, USA Today, Los Angeles Times (best food truck in LA and Southern California), The Cooking Channel, Food & Wine (best grilled cheese in the U.S.), The Travel Channel, Klout.com (top 10 most influential food trucks – 2011), BBC Travel, MSN.com (the best food on wheels), and Zagat Guide.

Gourmet quality food truck recipes from renowned chef

Our high-quality food truck offerings are a result of the creative energies of our CEO, David Danhi, who is the founder and culinary force behind the Grilled Cheese Truck. While most of the competition does not have the benefit of unique recipe creations from a chef, Mr. Danhi has been engaged in the restaurant and food business for 30 years, with his melts appearing on numerous lists, as some of the best grilled cheese creations in the industry. Mr. Danhi was the Executive Chef at the Michelin star Water Grill restaurant in Los Angeles from 1996 to 1998. From 1990 to 1992, Mr. Danhi was Executive Chef at the Roxbury Supper club in Hollywood. Mr. Danhi has received numerous accolades including the Robert Mondovi Award of Culinary Excellence (naming him one of the country's top rising star chefs in 1994), best restaurant of the year in 1993 by numerous magazines including Bon Appétit, Esquire and Travel and Leisure, and best crab cakes in Los Angeles two years in a row.

With Mr. Danhi’s culinary creative inspiration at the helm of the Grilled Cheese Truck concept, the quality food and long waits for a signature Melt have become part of Los Angeles lore, continuing to spread nationwide through various TV stations, media outlets and print publications.

Products

We serve innovative gourmet grilled cheese melts that are made from the highest quality, seasonal ingredients. The most popular item on the menu is the Cheesy Mac and Rib, which consists of macaroni and cheese, sharp cheddar, BBQ pork, and caramelized onions melted between two slices of French bread. Other popular items include the Brie Melt, Havarti Melt, Caprese Melt, and the Plain and Simple Melt. The menu changes approximately four times a year, in order to correspond with appropriate seasonal food items and customer’s tastes. Grilled Cheese Truck also serves various side items such as Tater Tots™ with a large choice of homemade dipping sauces and homemade tomato soup.

In addition to traditional grilled cheese sandwiches and side dishes, Grilled Cheese Truck also sells dessert-based sandwiches, such as our S’mores Melt, Summer Fruit Cobbler Melt, and Melts with peanut butter and/or chocolate.

Competition

We currently compete with a number of private, independently operated food trucks in Southern California and Phoenix. However, we intend to position the Grilled Cheese Truck franchised business opportunity, whether 4-wheel or bricks and mortar, on a competitive basis with similar QSR franchisors with respect to initial franchise fees, royalties and total investment.

Customers

We have acquired almost 100,000 followers using various social media channels including Facebook and Twitter. This has translated to a fan-base of loyal followers and long lines at the trucks. Our popularity has also expanded into caterings for private parties (weddings, birthdays, bar mitzvahs) as well as numerous entertainment industry and promotional events, such as movie premieres, cast and crew feeds, new model releases for the automotive industry and the like. Our customer base is consistently growing due to their social medial presence, our constant street presence and continued accolades and food industry awards.

Intellectual Property

Our intellectual property consists of our copyrighted website content, social media pages on Facebook and Twitter, as well as the terms “GCT,” which is a registered trademark, and “The Grilled Cheese Truck,” which at the current time is an unregistered trademark.

Government Regulation

The franchise disclosure requirement

Under the Federal Trade Commission’s (FTC) “Franchise Rule,” franchisors must provide prospective franchisees with certain information regarding the franchise. The Franchise Rule specifies the form and content of the disclosures a franchisor must give. The disclosures are shown in a “Franchise Disclosure Document,” or an “FDD.” The predecessor of the FDD was the “Uniform Franchise Offering Circular,” or the “UFOC.” The Franchise Rule also specifies the timing of delivery of the FDD.

The FDD must disclose facts about the franchisor, the franchise transaction, and the franchise documents. These facts are consolidated into sections of the FDD called “Items.” The FDD must contain 23 Items, including:

☐	A description of the franchisor and any parents, predecessors, and affiliates;
☐	Profiles of key management and staff personnel, and their business experience;
☐	The franchisor’s litigation and bankruptcy history;
☐	Initial and ongoing fees required to operate the franchised business;
☐	The amount of the franchisee’s initial investment;
☐	Restrictions on the franchisee’s purchases of goods and services;
☐	The franchisee’s obligations;
☐	Financing, if any, that the franchisor may offer prospective franchisees;
☐	Assistance the franchisor provides;
☐	The parties’ territorial rights and obligations;
☐	The intellectual property, like trademarks and copyrights, associated with the franchise;
☐	Renewal and termination provisions;

☐	Information about franchised and company-owned outlets; and
☐	Audited financial statements.

There are some exemptions where the franchisor does not have to comply with the Franchise Rule when selling a franchise. These exemptions include:

☐	Minimum payment exemption - where required payments to a franchisor total less than $500 during the first six months of operation;
☐	Fractional franchise exemption - where the franchisee’s management already has experience in the business being franchised and the sales of the franchise will be 20% or less of the franchisee’s revenues;

☐	Large franchise investment exemption - where the investment in the franchise is at least $1 million, excluding the cost of land and franchisor-provided financing; and
☐	Large franchisee exemption - where the franchisee is likely to be a particularly sophisticated business operator.

State franchise laws

While every franchise business is subject to the franchise rules laid out by the FTC, franchises are also subject to state franchise laws and regulations as well. While the FTC franchise rule is aimed at all types of franchises, many state regulations are industry-specific. Further, franchise law is not a completely separate body of law, since it also involves other state laws such as trademark, intellectual property, and commercial laws. This means that there can be many different nuances between franchise laws from state to state.

Some states have comprehensive franchise regulations. The franchise laws in these states usually require the franchiser to register with the state government. While the FTC rule states that a FDD must be given to the franchisee, many states with comprehensive franchise laws will have further rules on what must be provided to a potential franchisee. Various states may also require the franchiser to file the necessary documents with the state. States with comprehensive franchise laws will also generally review the franchisers financial information as well as any documents they plan to give to a potential franchisee.

The intention of these high-regulation states is to reduce fraudulent business practices. A state can deny the registration of a franchise business if they feel that franchise documents contain false or misleading information. These states may also deny registration if there are circumstances in which selling the franchise would be deceptive in some manner. The FTC website has information about which states have these comprehensive franchise laws.

There are other various franchise laws that apply in certain states. Many states have laws that regulate the relationship between the franchiser and the franchisee, called franchise relationship laws. These relationship laws mainly require the franchiser to have “good cause” before they can refuse to renew a franchise contract with the franchisee. This adds an extra layer of protection for the franchisee, who may want to extend the franchise contract many times over. Sometimes these relationship laws will determine what happens in the event of the death of the franchisee, and any devising rights the franchisee has to his or her heirs. Some states also have franchise laws that apply to specific industries, such as auto dealers or service stations. Further, the legal definition of a franchise can vary from state to state.

Government Regulation

General. As a manufacturer and distributor of food products, we are and our future franchisees will be subject to food safety regulations, including supervision by the U.S. Food and Drug Administration, which govern the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States. Certain counties, states and municipalities, such as California, Vermont, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level.

U.S. We are and our future franchisees will be subject to U.S. affecting the operation of our restaurants and our business. Each of our mobile food trucks must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the food truck is located.

We are and our future franchisees will be subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws and similar foreign agencies. The rules of the FTC and those of a number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We may operate under exemptions from registration in several of these states where and when applicable. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

Environmental Matters

We are subject to various federal, state and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants and food trucks in environmentally sensitive locations may impact aspects of our operations; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly.

Employees

As of the date hereof, the Company has 39 employees, including 33 full-time and 6 part-time employees, working for us in various capacities.

Corporate Information

Our principal office is located at 641 Lexington Avenue, Suite 1526, New York, New York 10022. Our telephone number is (212) 634-6424. Beginning on July 1, 2013, we also lease a property at 12923 South Budlong Avenue, Los Angeles, California 90247.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report.  If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. This Annual Report also contains forward-looking statements that involve risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements.

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated July 2, 2013 on our consolidated financial statements for the year ended December 31, 2012 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have a limited operating history in the mobile food truck industry on which to evaluate our potential and determine if we will be able to execute our business plan.

We currently own and operate three mobile food trucks in Los Angeles, California, where we began our operations in 2009, and two in Phoenix, Arizona that began operations in 2013. Although we are in the process of identifying and new locations, we currently primarily rely on our Los Angeles location for all of our revenue. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the mobile food truck industry.

In addition, we cannot guarantee that we will be able to achieve our expansion goals or that new mobile food trucks will generate sufficient revenues or be operated profitably. Our ability to expand will depend on a number of factors, many of which are beyond our control. These risks may include, but are not limited to:

•	locating suitable sites in new and existing markets;

•	recruiting, training and retaining qualified corporate and personnel and management;

•	attracting and retaining qualified franchisees;

•	cost effective and timely planning, design and delivery out of mobile food trucks;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the mobile food truck sites;

•	creating guest awareness of our mobile food trucks in new markets;

•	competition in our markets; and

•	general economic conditions.

If we are unable to expand our mobile food truck concept, our potential for growth and our results of operations could be harmed significantly.

A critical factor in our future viability will be our ability to expand our mobile food truck concept. Our growth plans contemplate acquiring a number of additional mobile food trucks in future months and years, in addition to franchising. If we do not open and operate new mobile food trucks, our growth and results of operations could be harmed significantly. Our ability to access and open new mobile food trucks in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

•	our ability to generate or raise the capital necessary to open acquire and open new mobile food trucks;

•	the availability of suitable locations for the mobile food trucks, our ability to compete effectively for those locations, and enter into purchase or long-term lease agreements or obtain permits for such locations on acceptable terms;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the mobile food truck sites and the sale of food;

•	labor shortages or disputes; and

•	unforeseen engineering or environmental problems with the premises.

Our growth plans depend in large part on our ability to identify, attract and retain qualified franchisees and to manage our proposed franchise business.

We expect to grow our business through the franchising of our mobile food truck concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and franchisees’ ability to timely develop mobile food trucks. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open mobile food trucks on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate mobile food trucks in a profitable manner.

In addition, a Federal Trade Commission rule requires us to furnish prospective franchisees with a franchise disclosure document containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer GCT franchises for locations in the state or to state residents. We will have to file and receive approval of our FDD before we can sell franchises. Applicable laws in states vest state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our franchise operations will be dependent upon our ability to:

•	develop, maintain and enhance the “GCT” brand;

•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

•	monitor and audit the reports and payments received from franchisees; and

•	comply with applicable franchising laws, rules and regulations.

The viability of our new business model is dependent on a number of factors that are not within our control.

The viability of our company-owned and potential franchised mobile food truck operations are, and will continue to be, subject to a number of factors that are not within our control, including:

•	changes in consumer tastes;

•	national, regional and local economic conditions;

•	traffic patterns in the venues in which we and our franchisees will operate;

•	discretionary spending priorities;

•	demographic trends;

•	consumer confidence in food quality, handling and safety;

•	consumer confidence in the venues in which we and our franchisees will operate;

•	weather conditions; and

•	the type, number and location of competing mobile food trucks or restaurants.

Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our business plan is to grow rapidly by opening new mobile food trucks and expanding locations, which will place strains on our management team and our other resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. We also will need to significantly expand our operations to implement our longer-term business plan and growth strategies.

In particular, we also expect to need to identify, develop and manage relationships with franchisees as part of our growth plans. This expansion and these expanded relationships will require us to:

•	significantly improve or replace our existing managerial, operational and financial systems, procedures and controls;
•	comply with complex rules and regulations relating to franchising;

•	manage the coordination between our various corporate functions, including accounting, legal, accounts payable and receivable, and marketing and development;

•	manage, train, motivate and maintain a growing employee base; and

•	manage our relationships with franchisees.

In addition, our expansion plans will likely requires us to:

•	make significant capital investments;

•	devote significant management time and effort;

•	develop budgets for, and monitor, food, beverage, labor, occupancy and other costs at levels that will produce profitable operations; and

•	as applicable, budget and monitor the cost of construction of restaurants.

The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions.

Our expansion into new markets may present increased risks due to our unfamiliarity with the geographic area.

As a part of our expansion strategy, we expect we will be opening mobile food trucks in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, any new mobile food trucks may take several months to reach budgeted operating levels due to problems associated with new mobile food trucks, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be able to operate new mobile food trucks on a profitable basis.

Fluctuations in the cost, availability and quality of our raw ingredients and natural resources such as energy affect our results of operations.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over these changes in the price and quality of commodities, since we typically do not enter into long-term pricing agreements for our ingredients. We may not be able to pass through any future cost increases by increasing menu prices. We and our potential franchisees are and will be dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Government regulations affecting the operation of our mobile food trucks could increase our operating costs and restrict our ability to grow.

We must obtain a food service license from local health authorities and other related permits for our mobile food trucks. Therefore, obtaining and maintaining licenses will be an important component of our mobile food trucks’ operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would adversely impact our growth strategy.

In addition, we are subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. We are also subject to various other federal, state and local laws, rules and regulations affecting our business, and our franchisees will be subject to these laws, rules and regulations as well. Each of our mobile food trucks and those owned by our franchisees will be subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health and safety. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new mobile food trucks in any particular area. Furthermore, there can be no assurance that we will remain in compliance with applicable laws or licenses that we have or will obtain, the failure of which by a mobile food truck could result in our loss of the mobile food truck’s license.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our future success is dependent, in part, on the performance and continued service of our Chief Executive Officer.

We are presently dependent to a great extent upon the experience, abilities and continued services of David Danhi, our Chief Executive Officer. Mr. Danhi entered into an employment agreement with a three year term, however Mr. Danhi can terminate the Employment Agreement after four months with 30 days notice. Although we have a key man insurance policy on David Danhi, the loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation.

Our success relies on consumers purchasing our products. Changes in consumer preferences and market conditions may affect our ability to be profitable.

Our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions.  There is no assurance that we will be successful in marketing any of our products, or that the revenues from the sale of such products will be significant.  Consequently, our revenues may vary by quarter, and our operating results may experience fluctuations.

Our success depends on our ability to compete with our major competitors, many of which have greater resources than us.

The mobile food truck and restaurant industry is an intensely competitive and we expect to compete in the United States with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. We compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the mobile food truck and restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to expand the number of trucks/franchises, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing and marketing more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, all of which may give them a competitive advantage through higher levels of brand awareness among consumers. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing our revenues and royalty payments from franchise restaurants.

Currently all of our operations are through only five trucks.

We currently have five trucks that sell our products. If any of our trucks were to break down or be otherwise inoperable for an extended period of time it could have an adverse effect on our operations.

Our business plan depends on our ability to successfully integrate and manage our franchise operations.

Our business plan relies on the substantial expansion of our business through franchise mobile food trucks. However, we lack prior experience with establishing and managing franchise operations. The success of our franchises depends upon, among other things, the identification of suitable locations for food truck operations, the effective management of those franchises’ locations, and our managerial and administrative resources. Our future success will depend on our ability to operate and oversee a significant number of franchise food trucks.

We will not be able to exercise control over the day-to-day operations of our franchised trucks. While we will try to ensure that franchised trucks meet the same operating standards that we demand of Company operated trucks, one or more franchised trucks may not do so. Any operational shortcomings of our franchised trucks are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on the franchised royalty revenues we receive from those trucks.

Additionally, we have not yet established a royalty payment structure for our franchise business model. Depending on the structure, our trucks could be at a disadvantage against competitor mobile food trucks that will not have to pay such fees.

Our business plan depends on our ability to successfully enter into new markets.

A significant element of our future growth strategy involves the expansion of our business into new geographic markets. Expansion of our operations depends, among other things, on the acceptance of our business model in various geographic locations. The design of other cities may cause them to be less receptive to food trucks for a variety of reasons, which could hurt our ability to expand into those markets. In addition, changes in climate over seasons could make it difficult to operate a mobile food truck business consistently throughout the year. Some geographic areas may have lower costs associated with establishing fixed locations which may decrease the appeal of operating a mobile food truck over a fixed location. The mobile food truck industry may turn out to be a phenomenon. If this is the case, it may be more difficult for us to attract customers in new markets.

There is no assurance we can reach our target of 50 to 100 franchise operations within the first year.

Although our goal is to sell 50 to 100 franchises within the first year following launch of our franchise program, there are no assurances that this will occur. Many factors, such as general economic and business conditions, our lack of prior franchise experience, insufficient capital, difficulty in recruiting qualified veterans, and various other factors both within and beyond our control, could substantially decrease our chances of achieving these franchise targets.

We do not have an anticipated timeframe for opening fixed locations.

Our long term business model includes the establishment of fixed locations. However, we do not currently have a fixed location model and have not determined how the operation and franchising of fixed locations will differ from the franchising of mobile food trucks.

Economic conditions have, and may continue to, adversely affect consumer discretionary spending which could negatively impact our business and operating results.

We believe that our sales, customer traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for dining occasions.

Our franchise business model presents a number of disadvantages and risks.

We intend to have a high percentage of franchise mobile food trucks, and we expect the number of franchises to increase as we continue to implement our growth plans. Our highly franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives.

Our principal competitors may have greater influence over their respective systems than we do because of their significantly higher number of restaurants and, as a result, they may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Franchisee support of our marketing and advertising programs is critical for our success.

The support of our franchisees will be critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Our franchisees may not continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Increases in the cost of food, paper products and energy could harm our profitability and operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices could adversely affect our operating results. Increases in commodity prices could result in higher operating costs, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests.

Increases in energy costs, principally fuel, could adversely affect our operating margins and our financial results if we choose not to pass, or cannot pass, these increased costs to our guests. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. Any significant increases in energy costs could result in the imposition of fuel surcharges by our distributors that could adversely affect our operating margins and financial results if we chose not to pass, or cannot pass, these increased costs to our guests.

Increases in labor costs could slow our growth or harm our business.

We are a labor intensive business. Consequently, our success depends in part upon our ability to manage our labor costs and its impact on our margins. We currently seek to minimize the long-term trend toward higher wages in both mature and developing markets through increases in labor efficiencies. However we may not be successful.

Furthermore, we must continue to attract, motivate and retain employees with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain high service levels, our business and our growth could be adversely affected. Despite current economic conditions, attracting and retaining qualified managers and employees remains challenging and our inability to meet these challenges could require us to pay higher wages and/or additional costs associated with high turnover. In addition, increases in the minimum wage or labor regulations and the potential impact of union organizing efforts in the countries in which we operate could increase our labor costs. Additional labor costs could adversely affect our margins.

Our operating results depend on the effectiveness of our marketing and advertising programs.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and restaurants will contribute to our advertising fund based on a percentage of our gross sales, our advertising fund expenditures will be dependent upon sales volumes system-wide. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as pathogenic E. coli, bovine spongiform encephalopathy or “mad cow disease,” hepatitis A, salmonella, and other food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single location. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic. If our customers become ill from food-borne illnesses, we could also be forced to temporarily suspend truck stops. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions, can keep customers in the affected area from dining out and result in adversely affecting our sales. Because a significant portion of our operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in operating losses.

Shortages or interruptions in the availability and delivery of food, beverages and other supplies may increase costs or reduce revenues.

We are, and our franchisees will be, dependent upon third parties to make frequent deliveries of perishable food products that meet our specifications. Shortages or interruptions in the supply of food items and other supplies could adversely affect the availability, quality and cost of items we buy and our operations. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control. A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to our operations.

Our distributors operate in a competitive and low-margin business environment. If one of our principal distributors is in financial distress and therefore unable to continue to supply us and our franchisees with needed products, we may need to take steps to ensure the continued supply of products in the affected markets, which could result in increased costs to distribute needed products. If a principal distributor for our Company or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

Risks Related to Common Stock

There is no public trading market for our common stock and you may not be able to resell your common stock.

There is no established public trading market for our common stock. We cannot predict whether an active market for shares of our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for shares of our common stock may be limited; and

•	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

We may not qualify for OTC Bulletin Board inclusion, and therefore you may be unable to sell your shares.

We believe that, at sometime following effectiveness of a registration statement that the Company intends to file, our common stock will become eligible for quotation on the OTC Bulletin Board and/or OTCQB Market, which we refer to herein as the OTCBB/OTCQB. No assurances can be given, however, that this eligibility will be granted. OTCBB/OTCQB eligible securities include securities not listed on a registered national securities exchange in the U.S. and that are also required to file reports pursuant to Section 13 or 15(d) of the Securities Act, and require that the company be current in its periodic securities reporting obligations.

Among other matters, in order for our common stock to become OTCBB/OTCQB eligible, a broker/dealer member of FINRA, must file a Form 211 with FINRA and commit to make a market in our securities once the Form 211 is approved by FINRA. As of the date of this Annual Report, a Form 211 has not been filed with FINRA by any broker/dealer. If for any reason our common stock does not become eligible for quotation on the OTCBB/OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCBB/OTCQB, any quotation of in our common stock would be conducted in the “pink” sheets market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. The above-described rules may materially adversely affect the liquidity of our securities. See “Plan of Distribution.”

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse affect on the market price of our common stock.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

It is expected our common stock will be trading at less than $5.00 per share and is therefore subject to the SEC‘s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a public company which may affect our profitability.

Grilled Cheese previously operated as a private company in California. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations significantly increase our legal and financial compliance costs and some activities are more time-consuming and costly.  Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

In the event a market develops for our common stock, the market price of our common stock may be volatile.

In the event a market develops for our common stock, the market price of our common stock may be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became a public by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide our Company coverage since there is little incentive to brokerage firms to recommend the purchase of its common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from investors.

Our directors and executive officers collectively and beneficially own 45.92% of outstanding common stock. David Danhi, our Chief Executive Officer and Director, beneficially owns 39.28% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We do not own any real estate or other physical properties. Our corporate offices are located at 641 Lexington Avenue, Suite 1526, New York, New York 10022. The Company recently entered into a lease in Gardena, California for an approximately four thousand square foot warehouse facility.  The warehouse facility is used by the Company to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks.  The lease began on July 1, 2013 and runs through June 30, 2018 with a base rent beginning at $5,310 per month.

Item 3.	Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is not traded or quoted on any stock exchange or over the counter market. The Company is not aware of any market activity in its common stock since its inception through the date of this filing.

Holders

As of June 25, 2013, there are 88 record holders of an aggregate of 10,882,834 shares of the Company’s common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

During the period of this Annual Report and for the two years prior to this report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

As disclosed above in the section entitled “Business—Recent Events,” on April 18, 2013, we completed the 2012 Private Placement Offering with the 2012 Private Placement Purchasers for total aggregate gross proceeds to us of $2,875,025. Pursuant to the 2012 Private Placement Subscription Agreement, we issued to the Private Placement Purchasers units consisting of (i) the Private Placement Notes and (ii) the Private Placement Warrants to purchase the Private Placement Warrant Shares at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our common stock.

Additionally, as disclosed above in the section entitled “Business—Recent Events,” on June 21, 2013, we completed the 2013 Private Placement Offering with the 2013 Private Placement Purchasers for total aggregate gross proceeds to us of $645,000. Pursuant to the 2013 Private Placement Subscription Agreement, we issued to the Private Placement Purchasers units consisting of (i) the Private Placement Notes and (ii) the Private Placement Warrants to purchase the Private Placement Warrant Shares at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our common stock.

Grandview Capital Partners, Inc., registered under the name Blackwall Capital Markets, Inc., a broker dealer that is a member of FINRA and the Securities Investor Protection Corporation and registered with the Securities and Exchange Commission acted as placement agent in connection with the Offerings. As consideration for acting as the placement agent, at the closing of the Offerings, the Company paid to the Placement Agent (i) in cash, a fee equal to $128,500 for the 2012 Private Placement Offering and a fee equal to $32,100 for the 2013 Private Placement Offering and (ii) issued warrants to purchase up to an aggregate of 287,500 shares of our common stock in the 2012 Private Placement Offering and warrants to purchase up to an aggregate of 352,000 shares of our common stock in the 2013 Private Placement Offering. The Placement Agent warrants have an exercise price of $1.20 per share, excisable for a term of five (5) years from the closing of each of the Offerings, respectively, and contain equitable adjustment for stock splits, stock dividends and similar events, as well as full ratchet anti-dilution provisions.

The Private Placement Notes and Private Placement Warrants were offered and sold to the Private Placement Purchasers in a private transaction in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D. We made this determination based on the representations of each Private Placement Purchaser which included, in pertinent part, that each such Private Placement Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each investor that (i) such Private Placement Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Private Placement Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Private Placement Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Private Placement Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Private Placement Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

TRIG Acquisition 1, Inc. was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc.  The Company was formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.”

From inception until the closing of the Share Exchange, we solely existed as a vehicle to pursue a business combination.  As a result of the Share Exchange, we ceased our prior operations and, through our wholly-owned subsidiary, Grilled Cheese, now operate as a food truck franchisor, specializing in grilled cheese.

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

The Grilled Cheese Truck is a food truck that sells various types of gourmet grilled cheese and other comfort foods principally in the Los Angeles, California area and in Phoenix, Arizona. Each of our trucks currently makes approximately ten stops per week (lunch and dinner five days a week) at prearranged locations. The food preparation occurs at our kitchens which support streamlined operations within the truck itself by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour and delivering melts, Tater Tots™, soups and sides efficiently to its customers. Our business model is effective in the use of social media and location booking to secure high sales per stop. Our website, www.thegrilledcheesetruck.com lists the weekly schedule where the trucks will be stopping.

We are capitalizing on the burgeoning food truck industry through its established food service operations and unique social media strategy. Driving our growth, we have received national media visibility and a robust fan base of just over 113,000 followers on Twitter and Facebook. We have established significant brand presence, but have sustained losses to date. Our co-founder is David Danhi, a successful chef and food industry entrepreneur.

We currently generate revenue from retail sales through five company-owned food trucks, and intend to expand and generate revenue from franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease or sublease to our franchisees.

The immediate operating objectives for the Company include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and will implement an advanced point-of-sales (POS) platform that will work for both company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations and remotely calculate and collect royalties, all in real time and on a daily basis. We intend to implement the new POS system during the second quarter of 2013. We are currently researching different POS systems but have not yet identified a specific system that we intend to acquire. We do not consider the cost of a POS system to be a material expenditure.

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Twelve Months Ended December 31, 2012	% of Revenue	Twelve Months Ended December 31, 2011	% of Revenue
Revenue:
Food and beverage sales	$1,308,495	100%	$1,422,064	100%

Cost of Sales
Food and beverage	358,213	27%	410,199	29%
Food truck expenses	457,488	35%	541,186	38%
Commissary and kitchen	194,216	15%	118,701	8%
Merchandise	2,387	0%	-	0%
Total cost of sales	1,012,304	77%	1,070,086	75%

Gross Profit	296,191	23%	351,978	25%

Operating Expenses
General and administrative	994,644	76%	252,913	18%
Selling costs	121,099	9%	71,160	5%
Consulting expense-related parties	146,762	11%	-	0%
Depreciation	7,375	1%	6,163	0%
Total operating expenses	1,269,880	97%	330,236	23%

(Loss) Income from operations	(973,689)	-74%	21,742	2%

Other Expenses
Interest expense, net	47,530	4%	1,432	0%
Interest expense – related party	458	0%	-	0%
Amortization of debt discount	167,109	13%	-	0%
Amortization of deferred finance costs	2,326	0%	-	0%
Loss on sale of fixed asset	1,440	0%	-	0%
(Loss) Income before provision for income taxes	(1,192,552)	-91%	20,310	1%
Provision for income taxes (benefit) expense	(100)	0%	300	0%
Net (loss) income	$(1,192,452)	-91%	$20,010	1%

Selected operating data:
Number of food trucks in operation
Beginning of the period	2		1
Food truck opening	3		1
End of the period	5		2

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

Food and beverage sales. Food and beverage sales generated from food trucks and catered sales (food sales) totaled $1,308,495 for 2012, as compared to $1,422,064 for 2011. The 8% decrease in food sales is primarily related to the trucks reducing the number of stops in order to focus on a higher level of customer service, food quality, menu testing and development.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $358,213 for 2012 as compared to $410,199 for 2011. The 13% decrease in food and beverage cost of sales is primarily related to the reduction in revenue from trucks reducing the number of stops in order to focus on a higher level of customer service, food quality, menu testing and development. The reduction in revenue had a direct effect on the food and beverage cost of sales. As a percentage of food sales revenue, food and beverage cost of sales remained steady to 27% for 2012, compared to 29% for 2011.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $457,488 for 2012, as compared to $541,186 for 2011. The 15% decrease in food truck cost of sales is primarily related to the reduction in revenue from trucks reducing the number of stops in order to focus on a higher level of customer service, food quality, menu testing and development. The reduction in revenue had a direct effect on the food truck cost of sales. As a percentage of food sales revenue, food truck cost of sales was 35% for 2012 and 38% for 2011.

Commissary kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $194,216 for 2012, as compared to $118,701 for 2011. The 64% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location. As a percentage of food sales revenue, commissary kitchen expenses increased to 15% for 2012, compared to 8% for 2011.

Gross profit. Gross profit for 2012 decreased by $55,787, or 16%, to $296,191 from $351,978 for 2011. As a percentage of food and beverage sales, operating margin for 2012 was 23%, as compared to 25% for 2011.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $994,644 for 2012, as compared to $252,915 for 2011. The 293% increase in general and administrative expenses is primarily related to the expenses associated with the reverse acquisition transaction including increased general and administrative expenses from TRIG Acquisition 1, Inc. As a percentage of food beverage sales revenue, general and administrative expenses increased to 76% for 2012, compared to 18% for 2011.

Selling costs. Selling costs, include but are not limited to marketing and promotion, advertising, printing processing fees and shuttle vehicle rental, totaled $121,099 for 2012, as compared to $71,160 for 2011. The increase in selling costs relates to expenses associated with the reverse acquisition transaction including the addition of selling costs from TRIG.

Consulting expense – related party. Consulting expenses – related party totaled $146,762 for 2012, as compared to $nil for 2011. The increase relates to the addition of consulting expenses from TRIG.

Depreciation. Depreciation expense totaled $7,375 for 2012, as compared to $6,161 for 2011. The increase relates to the addition of fixed assets during 2012 offset with the sale of fixed asset.

Other Expenses. Other expenses, include interest expense, amortization and the loss on sale of a fixed asset. In 2012 other expenses, totaled $218,863 as compared to $1,432 for 2011. The increase in other expenses relates to expenses associated with the reverse acquisition transaction including the addition of other expenses from TRIG.

Net income (loss). Net income for 2012 decreased by $1,212,462 or 6,059% to $(1,192,452) from $20,010 for 2011. As a percentage of food and beverage sales, net income (loss) for 2012 was -91%, as compared to 1% for 2011.

Liquidity and Capital Resources

The consolidated financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception, and further losses are anticipated raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and private placement of securities.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with convertible loans, by the sale of common and preferred stock and through a private placement offering. Cash and cash equivalents as of December 31, 2012 was $78,034, a $10,257 increase during 2012. As of December 31, 2012, working capital (current assets less current liabilities) decreased to $(838,992) from $18,995, as of December 31, 2011. Cash used in operations of $1,101,277 in 2012 was primarily attributable to the net loss of $1,192,452 offset by adjustments totaling $91,176, which primarily relates to increase in accounts receivable of $5,346, increase in prepaid expenses and other assets of $25,814, net increase in accounts payable – related parties and accounts payable of $88,039, an increase in deferred finance costs of $147,684, an increase in accrued interest $40,518, decrease in accrued compensation of $43,445, an increase in other current liabilities of $2,192 and an increase of $176,810 of depreciation and amortization. Cash provided by operations of $17,304 in 2011 was primarily attributable to the net income of $20,010 offset by adjustments totaling $(2,706), which primarily relates to a decrease in accounts payable and accrued expenses of $12,713, an increase in current assets of $622, a decrease in other current liabilities of $3,224 and $6,161 of depreciation.

Net cash used in investing activities was $13,196 in 2012 and $13,115 in 2011. We incurred capital expenditures of $14,395 in 2012 primarily related to the purchase and lease of food service equipment and vehicles. The Company also sold equipment during the year totaling $1,199. We incurred capital expenditures of $13,115 in 2011 primarily related the purchase of food service equipment and certain leasehold improvements.

Net cash provided by financing activities was $1,124,730 for 2012 and $8,303 for 2011. In 2012, we had proceeds of $1,675,006 from convertible notes, promissory notes and shareholder loans and we had payments totaling $550,276 which were payments made to a minority shareholder, a repayment of a note payable and a repayment of a loan from a shareholder. In 2011, we drew on our bank overdraft line in the amount of $6,211 and had proceeds from notes payable of $9,576. In 2011, we used $6,984 so that we can finance a portion of our general liability insurance policy and repaid a portion of a loan from a shareholder for $500.

Financial Position The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. During 2013, the company raised approximately $645,000 in senior secured notes. The Company shall use the proceeds for operating and working capital, expenses, professional fees, advisory fees and future business.

Total assets increased by $186,691, or 151%, to $310,166 during 2012 from $123,475 as of December 31, 2011. This increase was primarily attributable to the reverse acquisition transaction which includes $162,822 in total assets from TRIG.

Total liabilities increased by $2,422,928, or 2,342%, to $2,526,396 during 2012 from $103,468 as of December 31, 2011. This increase was primarily attributable to the reverse acquisition transaction which includes an increase in accounts payable and accrued expenses totaling $452,755 from TRIG as well as the issuance of convertible notes payable (short term and long term) totaling $2,215,237 during 2012.

Total stockholders’ equity decreased by $2,236,237 during 2012. This decrease was attributable to the recapitalization related to the reverse acquisition transaction as well as a net loss totaling $1,192,452 for the year 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012 and 2011.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the consolidated financial statements or notes thereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the period of this Annual Report and for the two years prior to this Report, there were no changes in or disagreements with our accountants except as disclosed below.

Dismissal of Sherb & Co., LLP

On March 1, 2013, we dismissed Sherb & Co., LLP (“Sherb”) as the Company’s independent registered public accounting firm. We engaged Marcum LLP (“Marcum”) as our registered public accounting firm, effective March 1, 2013. The decision to change registered public accounting firms and the appointment of the new registered public accounting firm was made by our Board of Directors.

The reports of Sherb on the financial statements of the Company as of and for the two most recent fiscal years did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Sherb on the financial statements of the Company for the year ended December 31, 2011 contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

During our two most recent fiscal years and through March 1, 2013, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sherb, would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and through March 1, 2013, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years and through the March 1, 2013, we did not consult with Marcum with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of RBSM LLP

On April 11, 2013, we dismissed Marcum as our independent registered public accounting firm. We engaged RBSM LLP (“RBSM”) as our registered public accounting firm, effective April 11, 2013. The decision to change registered public accounting firms and the appointment of the new registered public accounting firm was made by our Board of Directors.

From March 1, 2013, the date that Marcum was engaged, and through April 11, 2013, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the period March 1, 2013 through the date of dismissal, Marcum has not issued an opinion on the financial statements of the Company. During the two most recent fiscal years and through April 11, 2013, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years and through the April 11, 2013, we did not consult with RBSM with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

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

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of June 25, 2013:

Name	Age	Position
David Danhi	46	Chief Executive Officer and Director
Robert Y. Lee	50	Executive Chairman, Director, Principal Financial Officer
Nicholas Koutsivitis	39	Treasurer
Alfonso J. Cervantes	63	President, Secretary and Director
Dimitri Villard	70	Director

Executive Officers and Directors

David Danhi, 46, Chief Executive Officer and Director. Mr. Danhi has been the Chief Executive Officer and a Director of the Company since October 18, 2012. Mr. Danhi was the founder and creative culinary management behind the Grilled Cheese Truck since 2009 at formation. Mr. Danhi has been engaged in the restaurant and food business for 30 years with his melts having appeared on numerous lists being named some of the best grilled cheese creations in the industry. Mr. Danhi also owns and manages DD Factor, a hospitality recruiting company which he bought in 2005 and has been in operation since 1959. DD Factor has been an integral part of identifying management for southern California restaurants. Before buying the company, Mr. Danhi spent six successful years as a recruiter at DD Factor (previously known as Factor and Associates before he changed its name upon his successful purchase). Mr. Danhi’s culinary career includes Company Executive Chef at Kings Seafood Company from 1996 to 1999 and Opening Chef at Habana Restaurant in Costa Mesa, a Nuevo Latino restaurant that received best new restaurant in Orange County in 1995. Mr. Danhi was also Executive Chef at the now Michelin stared Water Grill restaurant from 1996 to 1998. From 1990 to 1992, Mr. Danhi was Executive Chef at the Roxbury Supper Club in Hollywood. In addition, Mr. Danhi held the Executive Chef position at Georgia restaurant in Hollywood from 1993 to 1995. At Georgia, Mr. Danhi received numerous accolades including the Robert Mondovi Award of Culinary Excellence (naming him one of the country's top rising star chefs in 1994), best restaurant of the year in 1993 by numerous magazines including Bon Appétit, Esquire and Travel and Leisure, and best crab cakes in Los Angeles two years in a row.

Mr. Danhi is qualified to serve on our Board of Directors because of his experience in the food industry and as founder of the Grilled Cheese, Inc.

Robert Lee, 50, Executive Chairman, Director, Principal Financial Officer. Mr. Lee is currently the Executive Chairman of the Board of Directors of the Company. Mr. Lee is an entrepreneur and an experienced capital markets executive. Mr. Lee was the Founder, Chairman and Chief Executive Officer of U.S. Dry Cleaning, the largest operator of dry cleaning operations in the United States. Mr. Lee was an independent investor from 2001 through 2005 and became Chairman of U.S. Dry Cleaning in 2005. Mr. Lee successfully restructured the company in 2010 and 2011 pursuant to a Chapter 11 reorganization, positioning the company for the next generation of activity, overseeing financing, secured new management and oversaw the development of a pipeline of accretive acquisitions. Mr. Lee’s career spans 30 years of retail consumer experience. He has opened, acquired, managed, and operated over 500 video retail stores from 1981 through 2000. As CEO or Chairman, he lead and completed Reverse Mergers, an IPO, multiple M&A transactions, having generated over $100 million in capital formation through both institutional and high net worth investors. Mr. Lee led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an 18 store regional chain to more than 130 video rental stores located in 12 states. As of March 2000 (following the sale of forty-nine stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed 307 corporate stores and an additional 80 franchised locations.

Mr. Lee is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur and a capital markets executive.

Alfonso J. Cervantes, 63, President, Secretary and Director. Mr. Cervantes is the President, Secretary and a director of the Company. Prior to his position with the Company, Mr. Cervantes has served as Chief Executive Officer of Trilogy Capital Partners, Inc. since its inception in 2002. From June 2011 until October 5, 2012 Mr. Cervantes had been the Chief Executive Officer of TRIG Acquisition 1. For over 25 years Mr. Cervantes has accumulated extensive experience in diversified businesses in the public markets with experience in corporate finance, strategic advisory and corporate communications. Formed in 2002, Trilogy is a New York-based financial services group engaged in merchant banking and strategic advisory services. His experience includes M&A, APOs, strategic communications and reorganization of middle-market companies. As both as a principal and a financial services professional, Mr. Cervantes has facilitated a significant number of corporate finance transactions. In 2011, Mr. Cervantes co-founded TRIG Capital Partners, LLC, a New York-based private equity firm engaged in a consolidation business model in various sectors. Mr. Cervantes is also President and Director of Staffing 360° Solutions Inc., a public company and a partner in China 360° Solutions, LLC which is engaged in the provision of forensic due diligence, financial advisory and strategic communications for publicly held U.S. listed Chinese companies. Mr. Cervantes is a graduate of Webster University in St. Louis where he received a Bachelor of Arts degree in Media.

Prior to his work with Trilogy, Mr. Cervantes was engaged in the reorganization and recapitalization of distressed middle market companies serving as interim CEO for a number of public and private entities facilitating Chapter 11s, Chapter 7s and out-of-court reorganizations.

Mr. Cervantes is qualified to serve on our Board of Directors because of his experience with public companies.

Dimitri Villard, 70, Director. Dimitri Villard has been a director of the Company since July 2012. Mr. Villard has been Chairman and Chief Executive Officer of Peer Media Technologies, Inc., an Internet technology business, since February 2009. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group and is a member of the Board of Directors of Staffing 360° Solutions, Inc., a public company. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University.

Mr. Villard is qualified to serve on our Board of Directors due to his extensive experience managing public and private companies in a wide variety of industries including medicine, investment banking, entertainment and technology services.

Nicholas Koutsivitis, 39, Treasurer. Nicholas Koutsivitis has served as our treasurer since May 6, 2013. Mr. Koutsivitis has over 12 years of public accounting and auditing experience. He has prepared and analyzed financial information for a number of public and private companies in various industries. From June 2002 to May 2010, Mr. Koutsivitis was an auditor at Sherb & Co., LLP. Since May 2010, Mr. Koutsivitis has been and is currently the President of Kouts Consulting, LLC, an advisory firm that provides services including outsourced controllership and financial reporting for public and private companies. Mr. Koutsivitis has a Bachelor of Science degree in Accounting from the College of Staten Island, City University of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2012 except as stated below.

David Danhi, our Chief Executive Officer and a director, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Robert Y. Lee, our Executive Chairman, Principal Financial Officer and director, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Alfonso J. Cervantes, our President, Secretary and a director, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Nicholas Koutsivitis, our Treasurer, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Dimitri Villard, a director, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Conduct and Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, we have secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2012 and 2011 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. While TRIG did not compensate its officers for the fiscal year ended 2011, because our consolidated financials include an expense for executive compensation of Grilled Cheese during the fiscal year ended 2011, we have chosen to include our principal executive officers’ salary from Grilled Cheese during such fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

David Danhi Chief Executive Officer of Grilled Cheese (1)	2012	$69,825	$0	$0	$0	$69,825
	2011	$60,250	$0	$0	$0	$60,250

David Horin Chief Financial Officer of Grilled Cheese (2)	2012	$31,250	$0	$10,070	$0	$41,320
	2011	$0	$0	$0	$0	$0

Robert Lee Executive Chairman (3)	2012	$137,500	$40,000	$0	$0	$177,500
	2011	$0	$0	$0	$0	$0

Alfonso J. Cervantes, President, Secretary (4)	2012	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

Norman A. Kunin (5)	2012	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

Nicholas Koutsivitis(6)	2012	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

1)	Mr. Danhi, the majority shareholder of Grilled Cheese prior to the Share Exchange, was appointed Chief Executive Officer of the Company following the Share Exchange on October 18, 2012. Mr. Danhi’s 2011 salary was paid by Grilled Cheese. Additionally, $69,825 of Mr. Danhi’s 2012 salary was paid by Grilled Cheese.

2)	On August 15, 2012 we entered into an agreement with Chord Advisors, LLC whereby Chord was engaged to provide us with comprehensive outsourced accounting solutions (this agreement was deemed effective as of August 1, 2012). Specifically, this agreement provided that Mr. Horin’s name could be used when identifying the Chief Financial Officer of the Company. Accordingly, Mr. Horin’s salary derived from this agreement is deemed executive compensation. On September 1, 2012, in connection with this agreement, the Company granted Mr. Horin 100,000 warrants with a term of three (3) years and an exercise price of $2.00. The value of the warrants at the time of the grant was $10,070. Mr. Horin was paid $12,500 in 2012 and the Company owes him a balance of $18,750. Mr. Horin was appointed Chief Financial Officer following the Share Exchange on October 18, 2012. On June 21, 2013, Mr. Horin submitted his resignation.

3)	Mr. Lee, our Executive Chairman, earned $87,500.00 in 2012 as compensation from his employment agreement dated July 16, 2012. In addition, Mr. Lee received a signing bonus of $80,000 of which $40,000 has been paid. Prior to execution of his employment agreement, Mr. Lee was paid $50,000 by the Company for his services as a consultant.
4)	Mr. Cervantes served as our Principal Executive Officer through October 18, 2012. Mr. Cervantes did not receive any compensation in his capacity as President and Secretary of the Company. Mr. Cervantes, as President of Trilogy Capital Partners, Inc., did receive $187,500 in his role as an investor relations consultant to the Company.
5)	Mr. Kunin did not receive any compensation in his role as Chief Financial Officer of the Company. On December 13, 2011, Mr. Kunin resigned from his position.
6)	Mr. Koutsivitis was appointed treasurer of the Company on May 6, 2013. Mr. Koutsivitis did not receive any compensation in 2012 for his role.

Employment Agreements

On July 16, 2012, the Company entered into an employment agreement (the “Lee Employment Agreement”) with Robert Y. Lee to serve as the Executive Chairman of the Company.  The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Lee Employment Agreement, the Company will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Employment Agreement. In addition to his annual compensation, the Company paid Mr. Lee a signing bonus of $80,000, of which $40,000 was paid and the remaining $40,000 was paid from the proceeds at the final closing of the 2012 Private Placement Offering. The term of the Lee Employment Agreement is for eighteen months. Mr. Lee can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Employment Agreement upon notice to Mr. Lee.

On October 18, 2012, the Company entered into an employment agreement (the “Danhi Employment Agreement”) with David Danhi. The agreement stipulates that Mr. Danhi will work no fewer than (40) hours per week. Pursuant to the terms of the Danhi Employment Agreement, the Company will pay Mr. Danhi $150,000 annually. In addition, Mr. Danhi will receive reimbursement for all reasonable expenses which Danhi incurs during the course of performance under the Danhi Employment Agreement. The term of the Danhi Employment Agreement is for three years. Mr. Danhi can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Danhi Employment Agreement upon notice to Mr. Danhi.

Equity Awards

We do not have any stock option plans or any other outstanding equity award plans. There are no common shares set aside for any stock option plan or other equity award plans.

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2012 and 2011. As of the date hereof, one of our directors were compensated as follows:

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)

Dimitri Villard (1)	$13,125	$13,125	$0	$0	$0	$26,250

1)

On July 16, 2012, we entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, Mr. Villard would perform advisory services for us, as well as serving as member of our Board of Directors. In compensation, we will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our Common Stock which were issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby we will issue $22,500 worth of shares over the requisite service period based upon a $1.00 per share price of common stock. Mr. Villard did not receive any cash payments or shares in 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 25, 2013 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Mr. David Horin resigned from his position as Chief Financial Officer and Executive Vice President following December 31, 2012 and does not hold any shares of our outstanding common stock.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 10,882,834 shares of common stock outstanding on June 25, 2013.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class
David Danhi	4,275,000	39.28%
Robert Y. Lee (3)	700,000	6.43%
Nicholas Koutsivitis	-	-%
Dimitri Villard (4)	22,500	* %
Alfonso J. Cervantes (5)	1,000,000	9.19%

Robert Rein	845,000	7.77%
Trilogy Capital Partners, Inc. (5)	1,000,000	9.19%
Peter Goldstein	1,000,000	9.19%
Joshua Capital, LLC (3)	700,000	6.43%
Directors and officers as a group (4 persons)	5,997,500	55.11%

*	represents less than 1.0%

(1)	Unless otherwise indicated, the address of each person is The Grilled Cheese Truck, Inc., 641 Lexington Avenue, Suite 1526, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Our director, Robert Y. Lee, owns 100% of Joshua Capital, LLC.
(4)	All shares are held through the Dimitri Villard Revocable Living Trust dated 6/4/1992
(5)	Our President, Secretary and director, Alfonso J. Cervantes, owns 100% equity interest in Trilogy Capital Partners, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)            Any of our directors or officers;

(B)            Any proposed nominee for election as our director;

(C)            Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or

(D)            Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

On December 31, 2009, we issued 1,000,000 shares of common stock to our founder, Mr. Peter Goldstein, having a fair value of $1,000 ($0.001/share) in exchange for founder services in connection with setting up and forming the Company.  Mr. Goldstein was our Founder, President and Director, and is currently a shareholder and Financial Advisor to the Company. In addition, Mr. Goldstein is the founder, Chairman and CEO of Grandview Capital Advisors, Inc. and Grandview Capital Partners, Inc.

On April 12, 2012, we executed a Stock Purchase Agreement with Trilogy Capital Partners, Inc. and Robert Lee, our Executive Chairman, Director and Principal Financial Officer. Pursuant to the Stock Purchase Agreement, we sold (i) 1,000,000 shares of our common stock, $0.001 par value per share, at a price of $0.001 per share to TRIG Capital, and (ii) 1,000,000 shares of our common stock, at a price of $0.001 per share to Robert Lee.  Mr. Cervantes, our President, Secretary and a director, owns a 100% interest in the Company as a beneficial shareholder of Trilogy Capital Partners.

On June 15, 2012, we entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for us. We will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the our Common Stock to be based on the per share price of the Common Stock sold in the Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by us for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby we will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of common stock sold in the Offering. We incurred fees of $15,000 post the reverse merger and has an accounts payable balance of $35,000 as of December 31, 2012.

On July 16, 2012, we entered into an Employment Agreement with Robert Y. Lee, a director of the Company, to serve as the Executive Chairman of the Company.  Pursuant to the terms of the Employment Agreement, we will pay Mr. Lee $120,000 annually. In addition to his annual compensation, we paid Mr. Lee a signing bonus of $80,000.

On July 16, 2012, we entered into the TRIG Capital Advisory Agreement with TRIG Capital Group, LLC whose members are Alfonso J. Cervantes, our President, Secretary and a director of the Company, Robert Lee, the Executive Chairman, Principal Financial Officer and a director of the Company and Peter Goldstein, a shareholder and Financial Advisor to the Company. Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide us with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company.  In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. As compensation for such services, we granted TRIG Capital a warrant to purchase 1,500,000 shares of common stock of the Company.  The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis.  In addition to the warrant, we will pay TRIG Capital a cash bonus of ten (10) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after the Share Exchange for a period of five (5) years. Alfonso J. Cervantes has investment power over the securities held by TRIG Capital Partners, LLC.

On July 16, 2012, we entered into the Investor Relations Agreement with Trilogy, whose principal shareholder is Alfonso J. Cervantes, an officer and a director of the Company. The parties agreed to an eighteen month contract, whereby Trilogy would provide us with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist us in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website. We will pay Trilogy $10,000 per month for these services. In addition, we paid Trilogy $25,000 as an engagement fee.

On July 16, 2012, we entered into the Grandview Advisory Agreement with Grandview, whose majority shareholder is Peter Goldstein, an affiliate of our Company. Pursuant to the Grandview Advisory Agreement, Grandview Capital will provide us primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. We will pay Grandview Capital $10,000 per month for a period of 18 months. In the event that we enter into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview Capital will receive a fee between two (2%) to ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, we paid Grandview Capital a cash success fee of $40,000 upon a consummation of the closing of the 2012 Private Placement.

On July 16, 2012, we entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for us, as well as serving as member of our Board of Directors. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote our business interests. We will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of our Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby we will issue $22,500 worth of shares over the requisite service period based upon a $1.00 per share price of common stock sold in the Offering. We incurred fees of $5,625 post the reverse merger and has an accounts payable balance of $13,125 as of December 31, 2012.

On August 15, 2012, we entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman of the Board of Directors and Senior Veterans Advisor and Wesley Clark, Jr. will act as the Director of Veteran Operations. Prior to the Commencement Date, we paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, we will pay the Clark Group $200,000 per year. We will also execute a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of our common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Warrants following the execution of the next 25 veteran franchise agreements.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. We incurred fees of $50,000 post the reverse merger and have an accounts payable balance of $40,000 as of December 31, 2012.

On August 15, 2012, we entered into an agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide us with comprehensive outsourced accounting solutions. We will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, we granted Chord warrants to purchase 100,000 shares of common stock with a term of three (3) years and an exercise price of $20.00. Our former Chief Financial Officer, David Horin, is the President of Chord.

On October 18, 2012, we entered into an employment agreement (the “Danhi Employment Agreement”) with David Danhi. The agreement stipulates that Mr. Danhi will work no fewer than (40) hours per week. Pursuant to the terms of the Danhi Employment Agreement, we will pay Mr. Danhi $150,000 annually. In addition, Mr. Danhi will receive reimbursement for all reasonable expenses which Danhi incurs during the course of performance under the Danhi Employment Agreement. The term of the Danhi Employment Agreement is for three years. Mr. Danhi can terminate the Employment Agreement after four months with 30 days’ notice. We can terminate the Danhi Employment Agreement upon notice to Mr. Danhi.

Director Independence

We are not required to have a majority of independent directors on our Board of Directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2012	December 31, 2011
Audit fees	$35,000	$29,000
Audited related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between TRIG Acquisition 1, Inc., GCT, Inc., Grilled Cheese, Inc., Michele Grant, and David Danhi dated October 18, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Bylaws (2)
4.1	Form of Note (1)
4.2	Form of Warrant (1)
10.1	Registration Rights Agreement by and between TRIG Acquisition 1, Inc. and Michele Grant, dated October 18, 2012 (1)
10.2	Form of Subscription Agreement (1)
10.3	Form of Registration Rights Agreement (1)
10.4	Danhi Employment Agreement (1)
10.5	Chord Advisor Agreement (1)
10.6	PBNJ Advisory Agreement (1)
10.7	Amendment to TRIG Capital Group, LLC Advisory Agreement (1)
10.8	Clark Group Agreement (5)
16.1	Letter from Sherb & Co., LLP to the Securities and Exchange Commission dated March 7, 2013. (4)
16.2	Letter from Marcum LLP to the Securities and Exchange Commission dated April 29, 2013. (4)
31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302.*
31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350.*

* Filed herewith.

(1) Previously filed as an exhibit to Form 8-K filed on October 24, 2012.

(2) Previously filed as an exhibit to Form 10-12G/A filed on September 14, 2010.

(3) Previously filed as an exhibit to Form 8-K filed on July 6, 2011.

(4) Previously filed as an exhibit to Form 8-K filed on April 29, 2013.

(5) Previously filed as an exhibit to Form 8-K/A filed on December 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GRILLED CHEESE TRUCK, INC.

Dated: July 2, 2013	By:	/s/ David Danhi
Name: David Danhi
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. in the capacity and on the dates indicated.

Name	Position	Date
/s/ David Danhi	Chief Executive Officer and Director	July 2, 2013
David Danhi	(Principal Executive Officer)

/s/ Robert Y. Lee	Executive Chairman, Director, Principal Financial Officer	July 2, 2013
Robert Y. Lee

/s/ Alfonso J. Cervantes	President, Secretary and Director	July 2, 2013
Alfonso J. Cervantes

/s/ Dimitri Villard	Director	July 2, 2013
Dimitri Villard

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Grilled Cheese Truck, Inc.:

We have audited the accompanying consolidated balance sheet of The Grilled Cheese Truck, Inc. (the “Company”) as of December 31, 2012, and the related statements of income, stockholders' deficit and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained substantial net losses and has a working capital and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, NY

July 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grilled Cheese Truck, Inc.

We have audited the accompanying balance sheet of Grilled Cheese Truck, Inc. as of December 31, 2011, and the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2011. Grilled Cheese Truck, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grilled Cheese Truck, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

August 8, 2012

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$78,034	$67,777
Accounts receivable, net of allowance for doubtful accounts of $9,931 and $6,291 as of December 31, 2012 and 2011, respectively.	2,728	1,847
Prepaid expenses and other current assets	31,053	12,139
Total Current Assets	111,815	81,763

Property and equipment, net of accumulated depreciation	41,093	36,712
Deferred finance costs, net	145,358	-
Other assets	11,900	5,000
Total Assets	$310,166	$123,475

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$309,332	$34,428
Accounts payable - related parties	164,893	-
Accrued compensation	9,887	17,232
Accrued interest	58,074	-
Accrued interest - related parties	458	-
Promissory notes	37,500	-
Promissory notes - related party	12,500	-
Notes payable	12,506	9,576
Due to related party	2,737	-
Convertible notes payable, net of debt discount	339,579	-
Customer deposits	3,341	1,532
Total Current Liabilities	950,807	62,768

Long-term notes payable to shareholder	-	40,700
Long-term convertible notes payable, net of debt discount	1,575,589	-
Total Liabilities	2,526,396	103,468

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and 2011.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,442,500 shares issued and outstanding as of December 31, 2012 and 1,000 shares authorized; no par value; 200 shares issued and outstanding as of December 31, 2011	8,443	3,000
Additional paid in capital	79,186	17,966
Accumulated deficit	(2,303,859)	(959)
Total Stockholders' (Deficit) Equity	(2,216,230)	20,007
Total Liabilities and Stockholders' (Deficit) Equity	$310,166	$123,475

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011
Revenue:
Food and beverage sales	$1,308,495	$1,422,064

Cost of Sales:
Food and beverage	358,213	410,199
Food truck expenses	457,488	541,186
Commissary kitchen expenses	194,216	118,701
Merchandise	2,387	-
Total cost of sales	1,012,304	1,070,086

Gross Profit	296,191	351,978

Operating Expenses:
General and administrative	994,644	252,915
Selling costs	121,099	71,160
Consulting expense - related parties	146,762	-
Depreciation	7,375	6,161
Total operating expenses	1,269,880	330,236

(Loss) Income From Operations:	(973,689)	21,742

Other Expenses:
Interest expense	47,530	1,432
Interest expense - related party	458	-
Amortization of debt discount	167,109	-
Amortization of deferred finance costs	2,326	-
Loss on sale of fixed asset	1,440	-
(Loss) Income before provision for income tax	(1,192,552)	20,310

Provision for income tax (benefit) expense	(100)	300

Net (loss) income	$(1,192,452)	$20,010

(Loss) Earnings per share - basic and diluted	$(0.14)	$0.00

Weighted average shares outstanding - basic and diluted (1)	8,442,500	8,442,500

(1) Number of weighted average shares reflects recapitalization as of January 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional		Total Stockholders
		Par		Par	Paid In	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance December 31, 2010	-	$-	200	$3,000	$17,966	$(20,969)	$(3)

Net income	-	-	-	-	-	20,010	20,010
Balance December 31, 2011	-	-	200	3,000	17,966	(959)	20,007

Recapitalization of Grilled Cheese Truck	-	-	8,442,300	5,443	(17,966)	(1,110,448)	(1,122,971)
Beneficial conversion feature on warrants issued concurrent with notes	-	-	-	-	79,186	-	79,186
Net loss	-	-	-	-	-	(1,192,452)	(1,192,452)
Balance December 31, 2012	-	$-	8,442,500	$8,443	$79,186	$(2,303,859)	$(2,216,230)

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash Flow From Operating Activities:
Net (loss) income	$(1,192,452)	$20,010
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,375	6,161
Amortization of debt discount	167,109	-
Amortization of deferred financing costs	2,326	-
Bad debt expense	4,465	-
Loss on sale of property and equipment	1,440	-
Changes in operating assets and liabilities:
Accounts receivable	(5,346)	1,571
Prepaid expenses and other current assets	(18,914)	(949)
Deferred financing costs	(147,684)	-
Other assets	(6,900)	-
Accounts payable	146,627	(12,713)
Accounts payable, related party	(58,588)	-
Accrued compensation	(43,445)	4,958
Accrued interest	40,518	1,415
Accrued interest, related party	383	-
Customer deposits	1,809	(3,149)
Net cash (used in) provided by operating activities	(1,101,277)	17,304

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	1,199	-
Purchases of fixed assets	(14,395)	(13,115)
Net cash used in investing activities	(13,196)	(13,115)

Cash Flows From Financing Activities:
Increase in bank overdraft	-	6,211
Proceeds from long term convertible notes	1,650,000	-
Proceeds from promissory notes	12,500	-
Repayment of notes payable to shareholder	(40,700)	(500)
Repayment of note payable	(9,576)	(6,984)
Proceeds from note payable	12,506	9,576
Payment to minority shareholder	(500,000)	-
Net cash provided by financing activities	1,124,730	8,303
Net increase in cash	10,257	12,492

Cash at beginning of year	67,777	55,285
Cash at end of year	$78,034	$67,777

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,905	$49
Income taxes	$-	$-
Non-cash investing and financing activity:
Recapitalization of The Grilled Cheese Truck, Inc.	$1,122,971	$-
Beneficial conversion feature on warrants issued concurrent with notes	$79,186	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.	Nature of Business

TRIG Acquisition 1, Inc. (“TRIG” or “the Company) was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc. The Company was formed as a vehicle to pursue a business combination. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.”

On October 18, 2012, TRIG Acquisition 1, Inc. (“TRIG”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) TRIG, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT Sub”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”). Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT Sub all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of TRIG’s Common Stock; and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of TRIG’s Common Stock (the “Share Exchange Transaction”).

The Share Exchange Transaction has been accounted for as a reverse acquisition of TRIG, by Grilled Cheese but in substance as a capital transaction, rather than a business combination since TRIG had nominal operations and assets prior to and as of the closing of the Share Exchange Transaction. The former stockholders of Grilled Cheese represent a significant constituency of the Company’s voting power immediately following the Share Exchange Transaction and Grilled Cheese’s management has assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition. For accounting purposes Grilled Cheese is treated as the surviving entity and accounting acquirer in accordance with ASC 805, Business Combinations although TRIG was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Grilled Cheese. The accumulated losses of Grilled Cheese were carried forward after the completion of the Merger.

All reference to common stock shares and per share amounts have been restated to effect the reverse merger which occurred on October 18, 2012.

Contemporaneously with the merger, the corporate name “TRIG Acquisition 1, Inc.” was changed to “The Grilled Cheese Truck, Inc.” on February 19, 2013.

Grilled Cheese is a food truck operation that sells various types of gourmet grilled cheese and other comfort foods in the Southern California and Phoenix, Arizona areas. The Company currently makes multiple stops per week at prearranged locations. The food preparation occurs at a commissary which supports streamlined operations within the truck by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour and delivering melts, tots, soups and sides efficiently to customers. The Company’s business model includes the use of social media and location booking to attract customers to the truck’s various locations.

2.	Liquidity, Management’s Plan and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $78,034 and negative net working capital of $838,992 at December 31, 2012. The Company’s cash and working capital amounts were derived from the proceeds of initial financing transactions in which it raised aggregate proceeds of $1.65 million through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the twelve months ended December 31, 2012 was $1,192,452 and the deficit accumulated by the Company amounts to $2,303,859 as of December 31, 2012.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Management believes that the Company has sufficient liquidity to sustain operations through the next twelve months; however, there is significant uncertainty as to whether the Company will be successful in its efforts to commence its planned operations or that the commencement of planned operations, should that occur, will enable the Company to achieve its business objective of becoming a profitable enterprise. Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a.	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions are eliminated.

b.	Basis of Accounting

These consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

c.	Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

d.	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.	Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	4 Years
Vehicles	5 Years
Office Equipment	7 Years
Food Service Equipment	7 Years
Furniture and Fixtures	7 Years
Leasehold Improvements	7 Years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2012 and 2011.

f.	Accounts Receivable

Accounts receivable are generally unsecured. The majority of the Company's sales are in cash from Truck stop sales. Receivables relate to catering and special event sales. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management's evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

g.	Revenue Recognition

The Company's revenue is derived from two sources. The primary source is from truck stop sales and a lesser portion is from catering and event services. Truck stop sales are primarily received in cash and revenue for these sales, net of sales tax, is reported at that time. For the year ended December 31, 2012 and 2011, truck stop sales were $960,730 and $1,178,003, respectively.

For catering and special event services, customers must sign and deliver the Company's standard catering agreement with a minimum payment of 50% of the agreed upon price of the event. Customers will be invoiced for the remaining balance at this time. The remaining balance is due by credit card payment within 2 days of the event or cash on the day of the event. The initial 50% deposit is fully refundable until 14 days prior to the event, between 4 and 13 days, the deposit is non-refundable and if the customer cancels within 3 days of the event, 100% of the agreed-upon price of the event is due. Revenue is recognized, net of sales tax, at the time services are provided. For the year ended December 31, 2012 and 2011, catering and event sales were $342,739 and $244,061 respectively. As of December 31, 2012 and 2011, customer deposits were $3,341 and $1,532, respectively.

h.	Advertising Costs

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the year ended December 31, 2012 and 2011 were $54,492 and $27,877, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. There were no dilutive securities outstanding as of December 31, 2011. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2012 have been excluded from the per share computations:

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

	For the Years Ended
	December 31,
	2012	2011
Convertible Notes Issued (Pre-Reverse Merger)	1,537,515	-
Convertible Notes Issued (Post-Reverse Merger)	1,650,000	-
Warrants for Services	1,900,000	-
Warrants Issued in Connection with Convertible Debt	825,000	-
	5,912,515	-

j.	Income Taxes

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

k.	Sales Taxes

The Company's revenues in the statements of income are net of sales taxes.

l.	Fair Value of Financial Instruments

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2012 and therefore classified as Level 1 within our fair value hierarchy.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

m.	Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

n.	Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

o.	Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

p.	Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

4.    Plant, Property and Equipment

Property and equipment at December 31, 2012 and 2011 consists of the following:

	December 31,
	2012	2011

POS systems	$17,209	$-
Food service equipment	19,671	19,338
Automobiles	3,500	3,600
Leasehold improvements	10,703	10,703
Office equipment	-	8,231
Computers	1,789	1,221
Furniture and fixtures	3,064	2,047
Total Cost	55,936	45,140
Accumulated depreciation	(14,843)	(8,428)
Total	$41,093	$36,712

Depreciation expense for the years ended December 31, 2012 and 2011 was $7,375 and $6,161, respectively. During the year ended December 31, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440. There was no such loss recorded during the year ended December 31, 2011.

5.    Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

At December 31, 2012 and 2011 pre-reverse merger convertible debentures consisted of the following:

	December 31,
	2012	2011
Convertible notes payable	$512,500	$-
Unamortized debt discount	(172,921)	-
Total	$339,579	$-

Prior to reverse merger and closing of the private placement as discussed below, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans bear interest at 12% and mature on April 8, 2013 and were converted into common stock of the Company (see footnote 13). They are convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,244 (pre reverse merger) and $162,335 (post reverse merger) with $172,921 net of discount balance remaining.

Interest expense recorded on the notes for the year ended December 31, 2012 and 2011 amounted to $15,717 and $0, respectively.

b.	Post-Reverse Merger Convertible Debt

At December 31, 2012 and 2011 post-reverse merger convertible debentures consisted of the following:

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

	December 31,
	2012	2011
Convertible notes payable	$1,650,000	$-
Unamortized debt discount	(74,411)	-
Total	$1,575,589	$-

Notes

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. During November 2012 and December 2012, the Company completed additional proceeds of $600,000. As of December 31, 2012, the Company has received $1,650,000 from the Offering. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”).

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

Warrants

The Warrants are exercisable for an aggregate of 825,000 shares of the Company’s Common Stock as of December 31, 2012. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share.

The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded to additional paid in capital and discount against notes $79,186 for the calculated fair value of the warrants, in conjunction with the notes issued from October 18, 2012 through December 31, 2012. Amortization expense for the year ended December 31, 2012 and 2011 amounted to $4,774 and $0, respectively.

6.     Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaling $12,500 is due on December 6, 2012 and bears interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Interest expense recorded on notes payable for the year ended December 31, 2012 amounted to $1,533.

7.     Notes Payable

Notes payable at December 31, 2012 and 2011 consists of the following:

During 2012, the Company entered into an agreement to finance a portion of its annual general liability insurance policy. The liability carries a 3.89% interest rate and quarterly payments of $4,236.56 through maturity in December 2013.

$12,506

During 2011, the Company entered into an agreement to finance a portion of its annual general liability insurance policy. The liability carries a 5% interest rate and monthly payments of $1,086 through maturity in September 2012.

$9,576

8.     Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$2.00	2,725,000	3.95	$2.00	2,725,000	$2.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued – Pre Reverse Merger	1,900,000	2.00
Issued – Post Reverse Merger	825,000	2.00
Exercised	—	—
Expired	-	-
Outstanding at December 31, 2012	2,725,000	$2.00

Warrants issued for services (pre-merger warrants):

On July 16, 2012, the Company issued warrants to purchase 1,800,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire five years from the date of grant.

On September 1, 2012, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire three years from the date of grant.

Warrants issued concurrent with convertible notes (post-merger warrants):

On October 18, 2012, the Company issued warrants to purchase 525,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $50,391 using the Black-Scholes option pricing model and amortizes it over the term of the note.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

On November 8, 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $26,395 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On December 19, 2012, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $2,400 using the Black-Scholes option pricing model and amortizes it over the term of the note.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60% -0.85%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	– All warrants issued expire in 3-5 years. The remaining life of the warrants is 3.95 years.

9.      Commitments and Contingencies

Operating Leases

On July 1, 2010 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under an informal lease letter agreement directly with the Landlord. The rental terms of the lease are on a month to month basis.

On October 21, 2009 the Company executed a Vehicle and Maintenance Agreement with a Los Angeles based mobile food truck vendor. The agreement provides for rental of one or more mobile food trucks on a month to month basis after an initial six minimum month term per truck where rent is payable daily upon return of the truck to the vendor's service and parking facility. Combined rental expense for kitchen facilities and food truck rental for the year ended December 31, 2012 and 2011 were $92,622 and $92,860, respectively.

Consulting Agreements

TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). The term of the agreement shall begin on the effective date and continue until such agreement is terminated by the parties. Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide us with domestic marketing services, management advice and support regarding operations, administrative services, finance and assist with business development as required by the Company. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the TRIG Capital Advisory Agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, we granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis.  In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Trilogy IR Agreement

On July 16, 2012, the Company entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist in preparing and disseminating investor relations documents, materials, and our presentations, including press releases, online communications, and Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the initial closing of the 2012 Private Placement Offering and paid an additional $40,000 at the final closing of the 2012 Private Placement Offering.

Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide primarily with assistance and advice in seeking out a potential [additional] merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of our company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 Private Placement Offering and paid an additional cash success fee of $40,000 at the final closing of the 2012 Private Placement Offering.

Clark Group Agreement

On August 15, 2012, the Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman and Senior Veterans Advisor of company. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company will pay the Clark Group $200,000 per year. The Company also executed a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants are exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees.

Employment Agreements

Robert Y. Lee

On July 16, 2012, the Company entered into an employment agreement (the “Lee Employment Agreement”) with Robert Y. Lee to serve as the Executive Chairman of the Company.  The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Pursuant to the terms of the Lee Employment Agreement, the Company will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Employment Agreement. In addition to his annual compensation, the Company paid Mr. Lee a signing bonus of $80,000, of which $40,000 has already been paid and $40,000 will be paid at or before the final closing of the Offering. The term of the Lee Employment Agreement is for eighteen months. Mr. Lee can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Employment Agreement upon notice to Mr. Lee.

David Danhi

On October 18, 2012, the Company entered into an employment agreement (the “Danhi Employment Agreement”) with David Danhi. The agreement stipulates that Mr. Danhi will work no fewer than (40) hours per week. Pursuant to the terms of the Danhi Employment Agreement, the Company will pay Mr. Danhi $150,000 annually. In addition, Mr. Danhi will receive reimbursement for all reasonable expenses which Danhi incurs during the course of performance under the Danhi Employment Agreement. The term of the Danhi Employment Agreement is for three years. Mr. Danhi can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Danhi Employment Agreement upon notice to Mr. Danhi.

Contingencies

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

10.         Share Exchange

On October 18, 2012, TRIG Acquisition 1, Inc. (“TRIG”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) TRIG, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT Sub”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”). Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT Sub all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of TRIG’s common stock; and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of TRIG’s common stock (the “Share Exchange”).

The issuance of the Company’s common stock to the GCT shareholders as well as the payment of $500,000 to the Minority Shareholder was accounted for as a recapitalization rather than a business combination. The $500,000 cash payment was recorded as a reduction of additional paid-in-capital during the 4th quarter of 2012.

Grant Registration Rights Agreement

In conjunction with the Share Exchange, the Company and the Minority Shareholder entered into a registration rights agreement (“Grant Registration Rights Agreement”). Pursuant to the Grant Registration Rights Agreement, the Company will register the 845,000 shares issued to the Minority Shareholder in the Share Exchange on any registration statement that the Company files in conjunction with the Private Placement Offering, as further discussed below.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11. Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock consisting of 1,000,000 shares of Series A Convertible Preferred Stock $0.001 par value per share ("Series A Preferred Stock"), and 9,000,000 shares of blank check preferred stock, $0.001 par value per share.

All the outstanding Series A Preferred Stock at that time shall automatically be converted into shares of Common Stock upon the earlier of (i) one year from the date of initial issuance of any shares of the Series A Preferred Stock at a conversion rate equal to $0.50 per share of Common Stock or (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of Common Stock issued by the Company in its next PIPE transaction (the "PIPE").

As of December 31, 2012 and 2011, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.001 per share as of December 31, 2012. The Company was authorized to issue 1,000 shares of common stock with no par value as of December 31, 2011.

As noted earlier in note 1, the Company consummated the transactions contemplated by the Share Exchange Agreement that resulted in a reverse merger and a change in control of the Company. The 3,322,500 shares of the Company outstanding prior to the closing of the merger and the 5,120,000 shares issued in connection with the merger are treated as having been issued as of the merger date on October 18, 2012.

All references to common stock shares and per share amounts have been restated to effect the reverse merger on October 18, 2012.

Prior to the closing of the merger, TRIG had 3,322,500 shares of common stock issued and outstanding which were treated as having been issued as of the merger date.

In October 2012, in connection with the reverse merger transaction, the Company issued an aggregate of 5,120,000 shares of its common stock in exchange for existing shares of Grilled Cheese, which are treated as having been issued as of the merger date.

As of December 31, 2012 and 2011, there were 8,442,500 and 200 shares of common stock issued and outstanding, respectively.

12.     Related Party Agreements

The Company entered into a number of related party agreements, as described below, all of which continued after the Share Exchange with Grilled Cheese. The Company recognized consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

a.	Trilogy Capital Stock Purchase Agreement

On April 12, 2012, the Company executed a stock purchase agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”) and Robert Lee, one of our Directors. Pursuant to the stock purchase agreement, the Company sold (i) 1,000,000 shares of its Common Stock at a price of $0.001 per share to Trilogy Capital, and (ii) 1,000,000 shares of its Common Stock, at a price of $0.001 per share to Robert Lee. The Company received proceeds of $2,000 and will use the net proceeds for general corporate purposes. Our President, Secretary and one of our current directors, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy Capital.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

b.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of common stock sold in the Offering. The Company incurred fees of $15,000 post the reverse merger and has an accounts payable balance of $35,000 as of December 31, 2012.

c.	TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). The term of the agreement shall begin on the effective date and continue until such agreement is terminated by the parties. Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the TRIG Capital Advisory Agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock of the Company (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. The Company incurred fees of $17,387 post the reverse merger and has an accounts payable balance of $13,387 as of December 31, 2012.

d.	Trilogy IR Agreement

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

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional $40,000 at or before the final closing of the Offering. The Company incurred fees of $35,000 post the reverse merger and has an accounts payable balance of $0 as of December 31, 2012.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

e.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board of Directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue 22,500 shares over the requisite service period based upon a $1.00 per share price of common stock sold in the Offering. The Company incurred fees of $5,625 post the reverse merger and has an accounts payable balance of $13,125 as of December 31, 2012.

f.	Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company will pay Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and will pay an additional cash success fee of $40,000 at or before the final closing of the Offering. The Company incurred fees of $90,000 post the reverse merger and has an accounts payable balance of $53,977 as of December 31, 2012.

g.	Clark Group Agreement

On August 15, 2012, the Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman of the Board of Directors and Senior Veterans Advisor of the Company and Wesley Clark, Jr. will act as the Director of Veteran Operations. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company will pay the Clark Group $200,000 per year. The Company will also execute a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Warrants following the execution of the next 25 veteran franchise agreements.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. The Company incurred $50,000 post the reverse merger and has an accounts payable balance of $40,000 as of December 31, 2012.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

h.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. The Company incurred fees of $18,750 post the reverse merger and has an accounts payable balance of $18,750 as of December 31, 2012. Our former Chief Financial Officer, David Horin, is the President of Chord. On June 24, 2013, the Chord Agreement was terminated.

13.  Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the years ended December 31, 2012 and 2011.

Suppliers	Year Ended December 31, 2012	Year Ended December 31, 2011
A	23%	0%
B	12%	11%
C	0%	25%

For the year ended December 31, 2012 the Company had two suppliers who accounted for approximately $353,000 of their purchases used for production or approximately 35% of total purchases for the year then ended. The amounts payable to suppliers A and B at December 31, 2012 were $9,074 and $8,363, respectively. For the year ended December 31, 2011 the Company had two main suppliers who accounted for approximately $385,000 of their purchases used for production or approximately 36% of total purchases for the year then ended. The amounts payable to suppliers B and C at December 31, 2011 were $5,123 and $0, respectively.

14.    Income Taxes

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Through October 18, 2012, Grilled Cheese Truck Inc. was an S Corporation that operated out of the State of California.  Tax returns were filed as an S Corporation, which is a ‘pass through entity’ for tax purposes.  Taxable income flowed through to members, and income taxes were not imposed at the company level, except in special circumstances. Subsequent to the Reverse Acquisition Agreement on October 18, 2012, operations are consolidated with those of TRIG Acquisition 1, Inc., a Nevada corporation, which is subject to both Federal and State income taxes.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2012	2011
Income tax (benefit) provision at the Federal statutory rate	$(405,000)	$6,800
State income taxes, net of Federal benefit	(72,000)	1,200
Benefit of loss (tax liability) not realized due to the Company status as a “pass through entity” for tax proposes	23,800	(8,000)
Amortization of debt discount	66,800	-
Other	4,300	-
Valuation tax asset allowance	382,000	-
Tax provision	$(100)	$-

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Subsequent to the reverse merger on October 18, 2012, the Company has assumed the net operating loss (“NOL”) carry forward of TRIG Acquisition 1, Inc. Management estimates the NOL as of October 28, 2012 to be approximately $1,122,000. This NOL will be expiring through the year 2032. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on October 18, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Pre reverse merger - NOL carry forwards	$448,800	$-
Post reverse merger - NOL carry forwards	382,000	-
	830,800	-
Valuation allowance	(830,800)	-
Deferred tax asset, net of allowance	$-	$-

15.   Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Private Placement:

In 2013, the Company continued its “best efforts” private offering of up to $5,000,000 of Units with a group of accredited investors for additional proceeds of $1,225,025. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes and (ii) warrants to purchase shares of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares.

The Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s election following the date upon which the Company’s Registration Statement is declared effective with the Securities and Exchange Commission or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

The Warrants are exercisable for an aggregate of 612,513 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

On April 18, 2013, the Company completed the final closing of the Offering. In the aggregate, the Company sold 2,875,025 Units, for aggregate gross proceeds of $2,875,025. On May 24, 2013, the Company approved an additional “best efforts” private offering of up to $2,000,000 of Units.

On June 21, 2013, the Company completed our final closing of a “best efforts” private offering of up to $2,000,000 (the “2013 Private Placement Offering”) of Private Placement Units with a group of accredited investors (the “2013 Private Placement Purchasers”) for total aggregate gross proceeds of $645,000. Pursuant to a subscription agreement with the 2013 Private Placement Purchasers (the “2013 Private Placement Subscription Agreement”), the Company issued to the 2013 Private Placement Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (these notes mirror the Private Placement Notes) and (ii) warrants (these warrants mirror the Private Placement Warrants) to purchase shares (the “Private Placement Warrant Shares” and together with the Private Placement Notes and the Private Placement Warrants, the “Private Placement Securities”) of common stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of common stock (the “Private Placement Units”).

Issuance of common stock and warrants:

Pursuant to the final closing of the 2012 Private Placement Offering on April 18, 2013, 270,500 common shares were issued to a number of consultants based on the share price of $1.00 as established by the private offering. The Company also issued warrants to purchase up to an aggregate of 287,500 shares of common stock to the Placement Agent. The warrants have an exercise price of $1.20 per share and are exercisable for a term of five (5) years from the closing of the Offering.

Pursuant to the final closing of the 2013 Private Placement Offering on June 21, 2013, the Company also issued warrants to purchase up to an aggregate of 352,000 shares of common stock to the Placement Agent. The warrants have an exercise price of $1.20 per share and are exercisable for a term of five (5) years from the closing of the Offering.

In April 2013, the Company issued a consultant 473,000 shares of common stock pursuant to the terms of the agreement.

In April 2013, the Company issued 1,696,834 shares of its common stock as a result of converting $512,500 of principal and $52,545 of interest of its convertible note holders.

Other:

On May 6, 2013, AJ Cervantes, the Company’s Treasurer, submitted his resignation. As a result of Mr. Cervantes’s resignation, the Company appointed Nicholas Koutsivitis as the Treasurer of the Company.

On June 21, 2013, David Horin, the Company’s Chief Financial Officer, submitted his resignation. As a result of Mr. Horin’s resignation, the Company appointed Robert Y. Lee as the Principal Financial Officer.

The Company recently entered into a lease in Gardena, California to lease an approximately four thousand square foot warehouse facility.  The warehouse facility will be used by the Company to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks.  The lease begins on July 1, 2013 and runs through June 30, 2018 with a base rent beginning at $5,310 per month. David Danhi, our Chief Executive Officer, has guaranteed the lease and has received indemnification from the Company for any defaults under the lease.

