Form 10-Q
period 2013-03-31
Grilled Cheese Truck, Inc.
filed 2013-07-24
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number: 000-54070

THE GRILLED CHEESE TRUCK, INC.

  (Exact name of registrant as specified in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue

Suite 1526

New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 521-4406

(Registrant’s telephone number, including area code)

TRIG Acquisition 1, Inc.

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

As of July 11, 2013, there were 10,822,834 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

PART I FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$29,968	$78,034
Accounts receivable, net of allowance for doubtful accounts of $9,931 as of March 31, 2013 and December 31, 2012	20,808	2,728
Prepaid expenses and other current assets	23,850	31,053
Total Current Assets	74,626	111,815

Property and equipment, net of accumulated depreciation	39,196	41,093
Deferred finance costs, net	169,702	145,358
Other assets	15,900	11,900
Total Assets	$299,424	$310,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$404,822	$309,332
Accounts payable - related parties	259,268	164,893
Accrued compensation	19,387	9,887
Accrued interest	120,237	58,074
Accrued interest - related parties	357	458
Promissory notes	37,500	37,500
Promissory notes - related party	12,500	12,500
Notes payable	8,058	12,506
Advances from stockholders’	27,537	2,737
Convertible notes payable, net of debt discount	498,384	339,579
Customer deposits	-	3,341
Total Current Liabilities	1,388,050	950,807

Long-term convertible notes payable, net of debt discount	1,940,646	1,575,589
Total Liabilities	3,328,696	2,526,396

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,442,500 shares issued and outstanding as of March 31, 2013 and December 31, 2012	8,443	8,443
Additional paid in capital	97,181	79,186
Accumulated deficit	(3,134,896)	(2,303,859)
Total Stockholders' Deficit	(3,029,272)	(2,216,230)
Total Liabilities and Stockholders' Deficit	$299,424	$310,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Food truck sales	$288,447	$252,591
Catering and special events	65,652	42,180
Licensing	28,270	-
Total revenue	382,369	294,771

Cost of Sales:
Food and beverage	129,907	88,165
Food truck expenses	149,294	124,002
Commissary and kitchen expenses	92,302	38,187
Total cost of sales	371,503	250,354

Gross Profit:	10,866	44,417

Operating Expenses:
General and administrative	380,172	51,363
Selling costs	59,147	15,236
Consulting expense - related parties	150,375	-
Depreciation	2,129	1,516
Total operating expenses	591,823	68,115

Loss From Operations:	(580,957)	(23,698)

Other Expenses:
Interest expense	67,140	349
Interest expense - related party	357	-
Amortization of debt discount	166,903	-
Amortization of deferred finance costs	15,406	-
Loss on sale of fixed asset	-	1,440
Loss before provision for income tax	(830,763)	(25,487)

Provision for income tax expense (benefit)	274	(100)
Net loss	$(831,037)	$(25,387)

Loss per share - basic and diluted	$(0.10)	$(0.00)

Weighted average shares outstanding - basic and diluted (1)	8,442,500	8,442,500

(1) Number of weighted average shares reflects recapitalization as of January 1, 2011.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
Cash Flow From Operating Activities:
Net loss	$(831,037)	$(25,387)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	2,129	1,516
Amortization of debt discount	166,903	-
Amortization of deferred financing costs	15,406	-
Loss on sale of property and equipment	-	1,440
Changes in operating assets and liabilities:
Accounts receivable	(18,080)	(2,850)
Prepaid expenses and other current assets	7,203	8,701
Deferred financing costs	(39,750)	-
Other assets	(4,000)	-
Accounts payable	95,489	(8,911)
Accounts payable, related party	94,375	-
Accrued compensation	9,500	1,583
Accrued interest	62,163	-
Accrued interest, related party	(101)	-
Customer deposits	(3,341)	12,317
Net cash used in operating activities	(443,141)	(11,591)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	1,199
Purchases of fixed assets	(232)	-
Net cash (used in) provided by investing activities	(232)	1,199

Cash Flows From Financing Activities:
Proceeds from long term convertible notes	374,955	-
Repayment for advance from shareholder	(1,400)	(1,788)
Repayment of note payable	(4,448)	(4,229)
Advance from shareholders	26,200	-
Net cash provided by (used in) financing activities	395,307	(6,017)
Net decrease in cash	(48,066)	(16,409)

Cash at beginning of period	78,034	67,777
Cash at end of period	$29,968	$51,368

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,436	$-
Income taxes	$-	$-
Non-cash investing and financing activity:
Beneficial conversion feature on warrants issued concurrent with notes	$17,995	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1.	Nature of Business

TRIG Acquisition 1, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc. The Company was formed as a vehicle to pursue a business combination. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.”

On October 18, 2012, the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT Sub”); (iv) David Danhi, the majority shareholder of Grilled Cheese (“Majority Shareholder”) and (v) Michelle Grant, the minority shareholder of Grilled Cheese (“Minority Shareholder”, together with the Majority Shareholder, the “Grilled Cheese Shareholders”). Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT Sub all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”); and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of Common Stock (the “Share Exchange Transaction”).

The Share Exchange Transaction has been accounted for as a reverse acquisition of the Company, by Grilled Cheese but in substance as a capital transaction, rather than a business combination since the Company had nominal operations and assets prior to and as of the closing of the Share Exchange Transaction. The former stockholders of Grilled Cheese represent a significant constituency of the Company’s voting power immediately following the Share Exchange Transaction and Grilled Cheese’s management has assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition. For accounting purposes Grilled Cheese is treated as the surviving entity and accounting acquirer in accordance with ASC 805, Business Combinations although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Grilled Cheese. The accumulated losses of Grilled Cheese were carried forward after the completion of the Share Exchange Transaction.

All reference to Common Stock and per share amounts have been restated to effect the Share Exchange Transaction which occurred on October 18, 2012.

On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

The Company is a food truck operation that sells various types of gourmet grilled cheese and other comfort foods in the Southern California and Phoenix, Arizona areas. The Company’s food trucks currently make multiple stops per week at prearranged locations. The food preparation occurs at a commissary which supports streamlined operations within the truck by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour by delivering melts, tots, soups and sides efficiently to customers. The Company’s business model includes the use of social media and location booking to attract customers to the truck’s various locations.

2.	Liquidity, Management’s Plan and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $29,968 and negative net working capital of $1,313,424 at March 31, 2013. The Company’s cash and working capital amounts were derived from the proceeds of initial financing transactions in which it raised aggregate proceeds of $2,024,955 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the three months ended March 31, 2013 was $831,037 and the deficit accumulated by the Company amounts to $3,134,896 as of March 31, 2013.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on July 3, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

3.	Summary of Significant Accounting Policies

a.	Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions are eliminated.

b.	Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for annual financial statements and with Form 10-Q and article 8-03 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

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

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	4 Years
Vehicles	4 Years
Office Equipment	7 Years
Food Service Equipment	7 Years
Furniture and Fixtures	7 Years
Leasehold Improvements	7 Years

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2013 and December 31, 2012.

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

The Company's revenue is derived from three sources. The primary source is from truck stop sales and a lesser portions are from catering and event services and licensed truck sales. Truck stop sales are primarily received in cash and revenue for these sales, net of sales tax, is reported at that time. For the three months ended March 31, 2013 and 2012, truck stop sales were $288,447 and $252,591, respectively.

For catering and special event services, customers must sign and deliver the Company's standard catering agreement with a minimum payment of 50% of the agreed upon price of the event. Customers will be invoiced for the remaining balance at this time. The remaining balance is due by credit card payment within 2 days of the event or cash on the day of the event. The initial 50% deposit is fully refundable until 14 days prior to the event, between 4 and 13 days prior to the event, the deposit is non-refundable and if the customer cancels within 3 days of the event, 100% of the agreed-upon price of the event is due. Revenue is recognized, net of sales tax, at the time services are provided. For the three months ended March 31, 2013 and 2012, catering and event sales were $65,652 and $42,180 respectively. As of March 31, 2013 and December 31, 2012, customer deposits were $0 and $3,341, respectively.

For licensed truck sales, revenue is based on 37% of gross revenue from truck stop sales collected by the licensee. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable. The Company has a non-binding agreement with the licensee which was entered into in the ordinary course of business. This agreement is subject to change. For the three months ended March 31, 2013 and 2012, licensed truck sales were $28,270 and $0 respectively.

h.	Advertising Costs

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the three months ended March 31, 2013 and 2012 were $12,588 and $466, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. There were no dilutive securities outstanding as of March 31, 2012. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2013 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2013	2012
Convertible Notes Issued (Pre-Reverse Merger)	1,537,515	-
Convertible Notes Issued (Post-Reverse Merger)	2,024,955	-
Warrants for Services	1,900,000	-
Warrants Issued in Connection with Convertible Debt	1,012,478	-
	6,474,948	-

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at March 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

4. Plant, Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consists of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
POS systems	$17,209	$17,209
Food service equipment	19,671	19,671
Automobiles	3,500	3,500
Leasehold improvements	10,703	10,703
Computers	2,021	1,789
Furniture and fixtures	3,064	3,064
Total Cost	56,168	55,936
Accumulated depreciation	(16,972)	(14,843)
Total	$39,196	$41,093

Depreciation expense for the three months ended March 31, 2013 and 2012 was $2,129 and $1,516, respectively. During the three months ended March 31, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440. There was no such loss recorded during the three months ended March 31, 2013.

5. Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

At March 31, 2013 and December 31, 2012 pre-reverse merger convertible debentures consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$512,500	$512,500
Unamortized debt discount	(14,116)	(172,921)
Total	$498,384	$339,579

Prior to reverse merger and closing of the private placement as discussed below, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans, which bore interest at 12% and were set to mature on April 8, 2013, were converted into Common Stock of the Company (see footnote 13). They were convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,244 (pre reverse merger) and $321,140 (post reverse merger) with $14,116 net of discount balance remaining. During the three months ended March 31, 2013, the Company charged to operations amortization of debt discount of $158,805.

Interest expense recorded on the notes for the three months ended March 31, 2013 and 2012 amounted to $15,375 and $0, respectively.

b.	Post-Reverse Merger Convertible Debt

At March 31, 2013 and December 31, 2012 post-reverse merger convertible debentures consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$2,024,955	$1,650,000
Unamortized debt discount	(84,309)	(74,411)
Total	$1,940,646	$1,575,589

Notes

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. During November 2012 and December 2012, the Company raised additional proceeds of $600,000. As of December 31, 2012, the Company has received $1,650,000 from the Offering. During January 2013, February 2013 and March 2013, the Company raised additional proceeds of $374,955. As of March 31, 2013, the Company has received $2,024,955 from the Offering. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrants” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”).

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

Warrants

The Warrants are exercisable for an aggregate of 1,012,478 shares of the Company’s Common Stock as of March 31, 2013. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share.

The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded to additional paid in capital and discount against notes $97,181 for the calculated fair value of the warrants, in conjunction with the notes issued from October 18, 2012 through March 31, 2013. Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $8,098 and $0, respectively.

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

Interest expense recorded on notes payable for the three months ended March 31, 2013 and 2012 amounted to $1,500 and $0, respectively.

7.	Notes Payable

Notes payable at March 31, 2013 and December 31, 2012 consists of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$12,506	$12,506
Less payments	(4,448)	-
Total	$8,058	$12,506

8.	Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$2.00	2,912,478	3.65	$2.00	2,912,478	$2.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued – Pre Reverse Merger	1,900,000	2.00
Issued – Post Reverse Merger	825,000	2.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	2,725,000	2.00
Issued	187,478	2.00
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013	2,912,478	$2.00

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

On January 10, 2013, the Company issued warrants to purchase 37,488 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $3,598 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On January 15, 2013, the Company issued warrants to purchase 25,013 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $2,401 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On January 28, 2013, the Company issued warrants to purchase 62,500 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $5,999 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On February 15, 2013, the Company issued warrants to purchase 18,738 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $1,798 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On March 4, 2013, the Company issued warrants to purchase 18,740 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $1,799 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On March 22, 2013, the Company issued warrants to purchase 18,750 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $1,800 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On March 28, 2013, the Company issued warrants to purchase 6,250 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $600 using the Black-Scholes option pricing model and amortizes it over the term of the note.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.85%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years. The remaining life of the warrants is 3.65 years.

9.	Commitments and Contingencies

Operating Leases

On July 1, 2010 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under an informal lease letter agreement directly with the Landlord. The rental terms of the lease are on a month to month basis.

On October 21, 2009 the Company executed a Vehicle and Maintenance Agreement with a Los Angeles based mobile food truck vendor. The agreement provides for rental of one or more mobile food trucks on a month to month basis after an initial six minimum month term per truck where rent is payable daily upon return of the truck to the vendor's service and parking facility. Combined rental expense for kitchen facilities and food truck rental for the three months ended March 31, 2013 and 2012 were $39,980 and $21,997, respectively.

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

Trilogy IR Agreement

On July 16, 2012, the Company entered into an investor relations agreement (the “Investor Relations Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist in preparing and disseminating investor relations documents, materials, and our presentations, including press releases, online communications, and Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the Offering and paid an additional $40,000 at the final closing of the Offering.

Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide primarily assistance and advice in seeking out a potential additional merger or acquisition partners or targets.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of our company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and paid an additional cash success fee of $40,000 at the final closing of the Offering.

Clark Group Agreement

On August 15, 2012, the Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark will serve as Vice Chairman and Senior Veterans Advisor of the company. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company will pay the Clark Group $200,000 per year for a period of 24 months. The Company also executed a warrant agreement providing Clark Group with the right to purchase up to 500,000 shares of the Company’s Common Stock (the “Clark Warrants”) at an exercise price of $1.00 per share. The Clark Warrants are exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees.

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

Pursuant to the terms of the Lee Employment Agreement, the Company will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Employment Agreement. In addition to his annual compensation, the Company paid Mr. Lee a signing bonus of $80,000, of which $40,000 has already been paid. The term of the Lee Employment Agreement is for eighteen months. Mr. Lee can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Employment Agreement upon notice to Mr. Lee.

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

On October 18, 2012, the Company entered into the Exchange Agreement by and among (i) the Company, (ii) Grilled Cheese, (iii) GCT Sub; (iv) the Majority Shareholder and (v) the Minority Shareholder. Pursuant to the terms of the Exchange Agreement: (1) the Majority Shareholder transferred to GCT Sub all of the shares of Grilled Cheese held by such shareholder in exchange for the issuance of 4,275,000 shares of Common Stock; and (2) the Minority Shareholder transferred all of the shares of Grilled Cheese held by the Minority Shareholder in exchange for $500,000 and 845,000 shares of Common Stock.

The issuance of the Company’s Common Stock to the Majority Shareholder and Minority Shareholder as well as the payment of $500,000 to the Minority Shareholder was accounted for as a recapitalization rather than a business combination. The $500,000 cash payment was recorded as a reduction of additional paid-in-capital during the 4th quarter of 2012.

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

As of March 31, 2013 and December 31, 2012, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

As noted earlier in note 1, the Company consummated the transactions contemplated by the Share Exchange Agreement that resulted in a reverse merger and a change in control of the Company. The 3,322,500 shares of the Company outstanding prior to the closing of the merger and issued an additional 5,120,000 shares issued in connection with the merger are treated as having been issued as of the merger date on October 18, 2012.

Prior to the closing of the Share Exchange, the Company had 3,322,500 shares of Common Stock issued and outstanding which were treated as having been issued as of the date of the Share Exchange.

In October 2012, in connection with the Share Exchange, the Company issued an aggregate of 5,120,000 shares of its Common Stock in exchange for existing shares of Grilled Cheese, which are treated as having been issued as of the date of the Share Exchange.

As of March 31, 2013 and December 31, 2012, there were 8,442,500 shares of Common Stock issued and outstanding.

12.	Related Party Transactions

Stockholders advance loans to the Company from time to time to provide financing for operations.

	March 31,	December 31,
	2013	2012
	(Unaudited)
Advances from stockholders	$27,537	$2,737

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. During the three months ended March 31, 2013, the Company received $26,200 from stockholders and repaid $1,400.

The Company entered into a number of related party agreements, as described below, all of which continued after the Share Exchange with Grilled Cheese. The Company recognized consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

a.	Trilogy Capital Stock Purchase Agreement

On April 12, 2012, the Company executed a stock purchase agreement with Trilogy and Robert Lee, one of our Directors and Principal Financial Officer. Pursuant to the stock purchase agreement, the Company sold (i) 1,000,000 shares of its Common Stock at a price of $0.001 per share to Trilogy and (ii) 1,000,000 shares of its Common Stock, at a price of $0.001 per share to Robert Lee. The Company received proceeds of $2,000 and will use the net proceeds for general corporate purposes. Our former President, Treasurer, Secretary and director, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

b.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in our Offering. For the three months ended March 31, 2013, the Company incurred fees of $15,000 and has an accounts payable balance of $50,000 as of March 31, 2013.

c.	TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into the TRIG Capital Advisory Agreement with TRIG Capital Group, LLC whose members are Alfonso J. Cervantes, a shareholder and the Company’s former President, Secretary and a director of the Company, Robert Lee, the Executive Chairman, Principal Financial Officer and a director of the Company and Peter Goldstein, a shareholder and Financial Advisor to the Company. The term of the agreement shall begin on the effective date and continue until such agreement is terminated by the parties. Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the TRIG Capital Advisory Agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. For the three months ended March 31, 2013, the Company incurred fees of $21,000 and has an accounts payable balance of $28,387 as of March 31, 2013.

d.	Trilogy IR Agreement

On July 16, 2012 the Company entered into the Investor Relations Agreement with Trilogy. The parties agreed to an eighteen (18) month contract, whereby Trilogy will provide the Company with the services to develop and implement a proactive financial communications program designed to increase the investor awareness of the Company in the investment community. In addition, Trilogy will assist the Company in preparing and disseminating investor relations documents, materials, and Company presentations, including press releases, online communications, and the Company’s website.

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing Offering and an additional $40,000 upon the final closing of the Offering. For the three months ended March 31, 2013, the Company incurred fees of $30,000 and has an accounts payable balance of $15,000 as of March 31, 2013. Our former President, Treasurer, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

e.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s board of directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue 22,500 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in the Offering. For the three months ended March 31, 2013, the Company incurred fees of $5,625 post the reverse merger and has an accounts payable balance of $18,750 as of March 31, 2013.

f.	Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into the Grandview Advisory Agreement with Grandview whose majority shareholder is Peter Goldstein, a shareholder and Financial Advisor to the Company. Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the Offering and an additional cash success fee of $40,000 upon the final closing of the Offering. For the three months ended March 31, 2013, the Company incurred fees of $30,000 and has an accounts payable balance of $68,977 as of March 31, 2013.

g.	Clark Group Agreement

On August 15, 2012, we entered into the Clark Group Agreementwith the Clark Group. General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group. The agreement commenced upon the completion of the Share Exchange and will continue for a period of two years.

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

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. For the three months ended March 31, 2013, the Company incurred fees of $50,000 and has an accounts payable balance of $80,000 as of March 31, 2013.

h.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. For the three months ended March 31, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $37,500 as of March 31, 2013.

13.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the years ended March 31, 2013 and 2012.

Suppliers	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
A	18%	25%
B	8%	13%

For the three months ended March 31, 2013 the Company had two suppliers who accounted for approximately $98,000 of their purchases used for production or approximately 26% of total purchases for the three months then ended. The amounts payable to suppliers A and B at March 31, 2013 were $19,337 and $0, respectively. For the three months ended March 31, 2012 the Company had two main suppliers who accounted for approximately $85,000 of their purchases used for production or approximately 38% of total purchases for the three months then ended. The amounts payable to suppliers A and B at March 31, 2012 were $3,870 and $1,960, respectively.

14.	Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Private Placements:

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

On June 21, 2013, the Company completed its final closing of a “best efforts” private offering of up to $2,000,000 (the “2013 Private Placement Offering”) of Private Placement Units with a group of accredited investors (the “2013 Private Placement Purchasers”) for total aggregate gross proceeds of $645,000. Pursuant to a subscription agreement with the 2013 Private Placement Purchasers (the “2013 Private Placement Subscription Agreement”), the Company issued to the 2013 Private Placement Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (these notes mirror the Private Placement Notes) and (ii) warrants (these warrants mirror the Private Placement Warrants) to purchase shares (the “Private Placement Warrant Shares” and together with the Private Placement Notes and the Private Placement Warrants, the “Private Placement Securities”) of Common Stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of Common Stock (the “Private Placement Units”).

Issuance of common stock and warrants:

Pursuant to the final closing of the Offering on April 18, 2013, 270,500 common shares were issued to a number of consultants based on the share price of $1.00 as established by the private offering. The Company also issued warrants to purchase up to an aggregate of 287,500 shares of Common Stock to the Placement Agent. The warrants have an exercise price of $1.20 per share and are exercisable for a term of five (5) years from the closing of the Offering.

Pursuant to the final closing of the 2013 Private Placement Offering on June 21, 2013, the Company also issued warrants to purchase up to an aggregate of 352,000 shares of Common Stock to the Placement Agent, Grandview Capital Partners, Inc., a related party. The warrants have an exercise price of $1.20 per share and are exercisable for a term of five (5) years from the closing of the Offering.

In April 2013, the Company issued a consultant 473,000 shares of Common Stock.

In April 2013, the Company issued 1,696,834 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders (see note 5a.).

Resignations and Appointments of Officers and Directors:

On May 6, 2013, Alfonso J. Cervantes submitted his resignation as the Company’s Treasurer. The resignation of Mr. Cervantes was not in connection with any known disagreement with the Company on any matter. As a result of Mr. Cervantes’s resignation, the Company appointed Nicholas Koutsivitis as the Treasurer of the Company.

On June 21, 2013, David Horin, the Company’s Chief Financial Officer, submitted his resignation. As a result of Mr. Horin’s resignation, the Company appointed Robert Y. Lee as the Principal Financial Officer. Mr. Lee’s biography was included on the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2013.

On July 12, 2013, Alfonso J. Cervantes submitted his resignation as the Company’s President, Secretary and a Director. The resignation of Mr. Cervantes was not in connection with any known disagreement with the Company on any matter. As a result of Mr. Cervantes resignation, on July 12, 2013, General Wesley Clark was appointed as a Director of the Company to fill the vacancy.

Other:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report on Form 10-Q (this “Report”). This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

TRIG Acquisition 1, Inc. was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc.  The Company was formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

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

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three Months Ended March 31, 2013	% of Revenue	Three Months Ended March 31, 2012	% of Revenue
Revenue:
Truck stops	$288,447	76%	$252,591	86%
Catering and special events	65,652	17%	42,180	14%
Licensed truck	28,270	7%	-	-
Total revenue	$382,369	100%	294,771	100%

Cost of Sales
Food and beverage	129,907	34%	88,165	30%
Food truck expenses	149,294	39%	124,002	42%
Commissary and kitchen	92,302	24%	38,187	13%
Total cost of sales	371,503	97%	250,354	85%

Gross Profit	10,866	3%	44,417	15%

Operating Expenses
General and administrative	380,172	99%	51,363	17%
Selling costs	59,147	15%	15,236	5%
Consulting expense-related parties	150,375	39%	-	0%
Depreciation	2,129	1%	1,516	1%
Total operating expenses	591,823	155%	68,115	23%

Loss from operations	(580,957)	(152)%	(23,698)	(8)%

Other Expenses
Interest expense	67,140	18%	349	0%
Interest expense – related party	357	0%	-	0%
Amortization of debt discount	166,903	44%	-	0%
Amortization of deferred finance costs	15,406	4%	-	0%
Loss on sale of fixed asset	-	0%	1,440	0%
Loss before provision for income taxes	(830,763)	(217)%	(25,487)	(9)%

Provision for income taxes expense (benefit)	274	0%	(100)	0%
Net loss	$(831,037)	(217)%	$(25,387)	(9)%

Selected operating data:
Number of food trucks in operation
Beginning of the period	4		1
Food truck opening	1		1
End of the period	5		2

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $382,369 for the three months ended March 31, 2013, as compared to $294,771 for the same period in 2012. The 30% increase in sales is primarily related to the increased popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. During 2012, the Company entered in to a non-binding agreement with a licensee such that the licensee was granted a license to operate a food truck. The Company began generating revenue from this source in January 2013. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable. This agreement is subject to change.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $129,907 for the three months ended March 31, 2013 as compared to $88,165 for the three months ended March 31, 2012. The 47% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix. As a percentage of food sales revenue, food and beverage cost of sales were 34% for 2013, compared to 30% for 2012.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $149,294 for the three months ended March 31, 2013, as compared to $124,002 for the three months ended March 31, 2012. The 20% increase in food truck cost of sales is primarily related to the expansion of the Company’s operations in Phoenix. As a percentage of food sales revenue, food truck cost of sales was 39% for 2013 and 42% for 2012.

Commissary and kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $92,302 for the three months ended March 31, 2013, as compared to $38,187 for the three months ended March 31, 2012. The 142% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location.  As a percentage of food sales revenue, commissary and kitchen expenses increased to 24% for 2013, compared to 13% for 2012.

Gross profit. Gross profit for the three months ended March 31, 2013 decreased by $33,551, or 76%, to $10,866 from $44,417 for the same period in 2012. The gross profit margin decreased from 15% for the three months ended March 31, 2012 to 3% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 11%.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $380,172 for the three months ended March 31, 2013, as compared to $51,363 for the same period in 2012. The 640% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees and executive compensation.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, advertising, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $59,147 for the three months ended March 31, 2013, as compared to $15,236 for the same period in 2012. The 288% increase in selling costs relates to marketing wages, sponsorship of an event in Phoenix, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense – related party. Consulting expenses – related party totaled $150,375 for the three months ended March 31, 2013, as compared to $0 for the same period in 2012. The increase relates to the addition of consulting expenses from TRIG.

Depreciation. Depreciation expense totaled $2,129 for the three months ended March 31, 2013, as compared to $1,516 for 2012. The increase relates to the addition of fixed assets late in 2012.

Other Expenses. Other expenses include interest and amortization expense. For the three months ended March 31, 2013 other expenses, totaled $249,806 as compared to $1,789 for the same period in 2012. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the three months ended March 31, 2013 increased by $805,550 or 3,173% to a loss of $831,037 from $25,387 for the same period in 2012.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception, and further losses are anticipated raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and private placement of securities.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with convertible loans, by the sale of common and preferred stock and through a private placement offering. Cash and cash equivalents as of March 31, 2013 was $29,968, a $48,066 decrease as compared to December 31, 2012. As of March 31, 2013, working capital deficit (current assets less current liabilities) increased to $(1,313,424) from $(838,992), as of December 31, 2012. Cash used in operations of $443,141 in 2013 was primarily attributable to the net loss of $831,037 offset by adjustments totaling $387,896, which primarily relates to increase in accounts receivable of $18,080, decrease in prepaid expenses and other current assets of $7,203, net increase in accounts payable – related parties and accounts payable of $189,864, an increase in deferred finance costs of $39,750, an increase in accrued interest of $62,062, increase in accrued compensation of $9,500 and an increase of $184,438 of depreciation and amortization. Cash used in operations of $11,591 for the same period in 2012 was primarily attributable to the net loss of $25,387 offset by adjustments totaling $13,796, which primarily relates to a decrease in accounts payable and accrued expenses of $7,328, an increase in customer deposits of $12,317, a decrease in current assets of $8,701, loss on sale of property and equipment of $1,440 and $1,516 of depreciation.

Net cash (used in) provided by investing activities was $(232) for the three month period in 2013 and $1,199 in the same period in 2012. The Company purchase computer equipment during the three months ended March 31, 2013 totaling $232. During the same period in 2012 we sold equipment totaling $1,199.

Net cash provided by (used in) financing activities was $395,307 for the three month period in 2013 and $(6,017) for the same period in 2012. In 2013, we had proceeds of $401,155 from convertible notes and shareholder advances and we had payments totaling $5,848 which were payments made for notes payable and a repayment of a loan from a shareholder. During the same period in 2012, we repaid $6,017 to a note holder and a shareholder.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of March 31, 2013, the company raised approximately $375,000 in senior secured notes. Management plans to continue raising capital through increased sales and by engaging in additional debt and equity financing transactions The Company will use the proceeds for operating and working capital, expenses, professional fees, advisory fees and future business.

Total assets decreased by $10,742, or 3%, to $299,424 during 2013 from $310,166 as of December 31, 2012. This decrease was primarily attributable to the decrease in cash and equivalents and prepaid expenses set-off with the increase of accounts receivable as well as an increase in deferred financing costs and other assets.

Total liabilities increased by $802,300, or 32%, to $3,328,696 during 2013 from $2,526,396 as of December 31, 2012. This increase was primarily attributable to an increase in accounts payable and accrued expenses totaling $189,865 as well as the issuance of convertible notes payable (short term and long term) totaling $374,955.

Total stockholders’ deficit decreased by $813,042 during 2013. This decrease was attributable to the net loss totaling $831,037 as well as the increase in additional paid in capital of $17,995.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the unaudited condensed consolidated financial statements or notes thereto.

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

PART II-OTHER INFORMATION

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of this Quarterly Report and for the two years prior to this report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

2012 Private Placement Offering

On April 18, 2013, we completed our final closing of the “best efforts” Offering of up to $5,000,000 of Private Placement Units with the Private Placement Purchasers for total aggregate gross proceeds to us of $2,875,025. Pursuant to the Private Placement Subscription Agreement, we issued to the Private Placement Purchasers Private Placement Units consisting of (i) Private Placement Notes and (ii) Private Placement Warrants to purchase shares of our Common Stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our Common Stock.

Private Placement Notes

The Private Placement Notes issued in the Offering accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date if not converted prior to the maturity date. The Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s election following the date upon which the Company has a registration statement declared effective with the Securities and Exchange Commission (the “SEC”) or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Private Placement Notes shall equal: (i) the principal amount of the Private Placement Note and the accrued interest thereon through the date of conversion, divided by (ii) $1.00.

Private Placement Warrants

The Private Placement Warrants issued in the Offering are exercisable for an aggregate of 1,437,500 shares of the Company’s Common Stock. The Private Placement Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Private Placement Warrants is $2.00 per share. The exercise price for the Private Placement Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

Grandview Capital Partners, Inc., a Florida corporation operating as an office of supervisory jurisdiction at c/o Grandview Capital Partners, Inc., 300 South Pine Island Road, Suite 240 Plantation, FL 33324, registered under the name Blackwall Capital Markets, Inc., a broker dealer that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation and registered with the Securities and Exchange Commission acted as placement agent in connection with the Offering and the 2013 Private Placement Offering (collectively, the “Offerings”). As consideration for acting as the placement agent, at the closing of the Offerings, the Company paid to the Placement Agent (i) in cash, a fee equal to $128,500 for the Offering and a fee equal to $32,100 for the 2013 Private Placement Offering and (ii) issued warrants to purchase up to an aggregate of 287,500 shares of our Common Stock in the Offering and warrants to purchase up to an aggregate of 352,000 shares of our Common Stock in the 2013 Private Placement Offering. The Placement Agent warrants have an exercise price of $1.20 per share, exercisable for a term of five (5) years from the closing of each of the Offerings, respectively, and contain equitable adjustment for stock splits, stock dividends and similar events, as well as full ratchet anti-dilution provisions.

The Private Placement Notes and Private Placement Warrants issued in both the Offering and the 2013 Private Placement Offering were offered and sold to the Private Placement Purchasers and 2013 Private Placement Purchasers (each of the Private Placement Purchasers and 2013 Private Placement Purchasers, for the purposes of this paragraph only, “the “Private Placement Purchasers”) in a private transaction in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D. We made this determination based on the representations of each Private Placement Purchaser which included, in pertinent part, that each such Private Placement Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each investor that (i) such Private Placement Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Private Placement Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Private Placement Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Private Placement Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Private Placement Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events: Resignations and Appointments of Officers and Directors:

On May 6, 2013, Alfonso J. Cervantes submitted his resignation as the Company’s Treasurer. The resignation of Mr. Cervantes was not in connection with any known disagreement with the Company on any matter. As a result of Mr. Cervantes’s resignation, the Company appointed Nicholas Koutsivitis as the Treasurer of the Company.

Mr. Koutsivitis has over 12 years of public accounting and auditing experience. He has prepared and analyzed financial information for a number of public and private companies in various industries. From June 2002 to May 2010, Mr. Koutsivitis was an auditor at a New York based firm. Since May 2010, Mr. Koutsivitis has been and is currently the President of Kouts Consulting, LLC, an advisory firm that provides services including outsourced controllership and financial reporting for public and private companies. Mr. Koutsivitis has a Bachelor of Science degree in Accounting from the College of Staten Island, City University of New York.

On June 21, 2013, David Horin, the Company’s Chief Financial Officer, submitted his resignation. As a result of Mr. Horin’s resignation, the Company appointed Robert Y. Lee as the Principal Financial Officer. Mr. Lee’s biography was included on the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2013.

On July 12, 2013, Alfonso J. Cervantes submitted his resignation as the Company’s President, Secretary and a Director. The resignation of Mr. Cervantes was not in connection with any known disagreement with the Company on any matter. As a result of Mr. Cervantes resignation, on July 12, 2013, General Wesley Clark was appointed as a Director of the Company to fill the vacancy.

General Clark currently serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm, Co-Chairman of Growth Energy, senior fellow at UCLA's Burkle Center for International Relations, Chairman of Clean Terra, Inc., and Director of International Crisis Group. General Clark serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.  General Clark retired a four star general after serving 38 years in the United States Army. He served in a number of significant staff positions, including service as the Director of Strategic Plans and Policy (J-5) and in his last assignment as Supreme Allied Commander Europe.  His awards include the Presidential Medal of Freedom, Defense Distinguished Service Medal (five awards), Silver Star, Bronze Star, Purple Heart, honorary knighthoods from the British and Dutch governments, and numerous other awards from other governments, including the award of Commander of the Legion of Honor (France).  He graduated first in his class at West Point and completed degrees in Philosophy, Politics and Economics at Oxford University (B.A. and M.A.) as a Rhodes Scholar.  In the past, General Clark served on the boards for Rodman & Renshaw and Italy based Prysmian Sris.  He currently serves on the boards of the following public companies and their respective committees: Amaya Gaming out of Canada (Compensation Committee), AMG Advanced Metallurgical Group a Dutch based company (Audit Committee), Bankers Petroleum Ltd out of Canada (Governance Committee), BNK Petroleum Inc. (Environmental Committee), Juhl Wind Inc. (Audit Committee), Rentech, Inc (Audit Committee), Torvec, Inc. (Nominating Committee) and Premier Alliance Group.

General Clark’s experience as a director on numerous public company boards and his knowledge and experienced that was derived from his service with the United States Army lead us to conclude that General Clark is qualified to serve on our Board of Directors.

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

Date: July 24, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ David Danhi
David Danhi
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: July 24, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Robert Y. Lee
Robert Y. Lee
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

