Form 10-Q
period 2013-06-30
Grilled Cheese Truck, Inc.
filed 2013-08-19
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 13, 2013, there were 10,882,833 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$428,858	$78,034
Accounts receivable, net of allowance for doubtful accounts of $nil and $9,931 as of June 30, 2013 and December 31, 2012, respectively	16,692	2,728
Notes receivable	20,000	-
Prepaid expenses and other current assets	38,800	31,053
Total Current Assets	504,350	111,815

Property and equipment, net of accumulated depreciation	52,959	41,093
Deferred finance costs, net	288,408	145,358
Other assets	58,060	11,900
Total Assets	$903,777	$310,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$334,411	$309,332
Accounts payable - related parties	242,480	164,893
Accrued compensation	4,387	9,887
Accrued interest	152,210	58,074
Accrued interest - related parties	736	458
Promissory notes	37,500	37,500
Promissory notes - related party	12,500	12,500
Notes payable	3,821	12,506
Advances from stockholders’	311	2,737
Convertible notes payable, net of debt discount	-	339,579
Customer deposits	-	3,341
Total Current Liabilities	788,356	950,807

Long-term convertible notes payable, net of debt discount	3,375,667	1,575,589
Total Liabilities	4,164,023	2,526,396

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,882,833 and 8,442,500 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	10,883	8,443
Additional paid in capital	1,638,211	79,186
Accumulated deficit	(4,909,340)	(2,303,859)
Total Stockholders' Deficit	(3,260,246)	(2,216,230)
Total Liabilities and Stockholders' Deficit	$903,777	$310,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Food truck sales	$405,810	$239,686	$694,257	$492,277
Catering and special events	88,564	90,955	154,216	133,135
Licensed truck	50,847	-	79,117	-
Total revenue	545,221	330,641	927,590	625,412

Cost of Sales:
Food and beverage	148,397	83,101	278,304	171,266
Food truck expenses	199,844	119,004	349,138	243,006
Commissary and kitchen expenses	126,451	48,168	218,753	86,355
Total cost of sales	474,692	250,273	846,195	500,627

Gross Profit	70,529	80,368	81,395	124,785

Operating Expenses:
General and administrative	773,059	60,002	1,153,231	111,365
Selling costs	105,083	18,338	164,230	33,574
Consulting expense - related parties	835,302	-	985,677	-
Depreciation	2,128	1,517	4,257	3,033
Total operating expenses	1,715,572	79,857	2,307,395	147,972

(Loss) Income From Operations	(1,645,043)	511	(2,226,000)	(23,187)

Other Expenses:
Interest expense	84,518	388	151,658	737
Interest expense - related party	354	-	711	-
Amortization of debt discount	25,885	-	192,788	-
Amortization of deferred finance costs	18,644	-	34,050	-
Loss on sale of fixed asset	-	-	-	1,440
(Loss) Income before provision for income tax	(1,774,444)	123	(2,605,207)	(25,364)

Provision for income tax expense (benefit)	-	-	274	(100)
Net loss	$(1,774,444)	$123	$(2,605,481)	$(25,264)

Loss per share - basic and diluted	$(0.18)	$(0.00)	$(0.29)	$(0.00)

Weighted average shares outstanding - basic and diluted	9,784,795	8,442,500	9,117,355	8,442,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended June 30,
	2013	2012
Cash Flow From Operating Activities:
Net loss	$(2,605,481)	$(25,264)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	4,257	3,033
Amortization of debt discount	192,788	-
Amortization of deferred financing costs	34,050	-
Common stock issued for services	743,500	-
Loss on sale of property and equipment	-	1,440
Warrants issued for services	163,177	-
Changes in operating assets and liabilities:
Accounts receivable	(13,964)	(11,252)
Notes receivable	(20,000)	-
Prepaid expenses and other current assets	(7,747)	10,354
Deferred financing costs	(177,100)	-
Other assets	(46,160)	-
Accounts payable	25,078	2,924
Accounts payable, related party	77,587	-
Accrued compensation	(5,500)	(17,232)
Accrued interest	146,681	-
Accrued interest, related party	278	-
Customer deposits	(3,341)	12,317
Net cash used in operating activities	(1,491,897)	(23,680)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	1,199
Purchases of fixed assets	(16,123)	-
Net cash (used in) provided by investing activities	(16,123)	1,199

Cash Flows From Financing Activities:
Proceeds from long term convertible notes	1,869,955	-
Repayment for advance from shareholder	(28,626)	(2,453)
Repayment of note payable	(8,685)	(7,448)
Advance from shareholders	26,200	-
Net cash provided by (used in) financing activities	1,858,844	(9,901)
Net increase (decrease) in cash	350,824	(32,382)

Cash at beginning of period	78,034	67,777
Cash at end of period	$428,858	$35,395

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,436	$-
Income taxes	$-	$-
Non-cash investing and financing activity:
Common stock issued as a result of convertible debt conversion	$512,500	$-
Common stock issued in lieu of accrued interest	$52,545	$-
Beneficial conversion feature on warrants issued concurrent with notes	$89,743	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

2.	Liquidity, Management’s Plan and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $428,858 and negative net working capital of $284,006 at June 30, 2013. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions in which it raised proceeds of $1,650,000 in 2012 and $1,869,955 in 2013 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the six months ended June 30, 2013 was $2,605,481 and the deficit accumulated by the Company amounts to $4,909,340 as of June 30, 2013.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on July 3, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2013 and December 31, 2012.

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

The Company's revenue is derived from three sources. The primary source is from truck stop sales and lesser portions are from catering and event services and licensed truck sales. Truck stop sales are primarily received in cash and revenue for these sales, net of sales tax, is reported at that time.

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

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the six months ended June 30, 2013 and 2012 were $13,256 and $3,012, respectively and for the three months ended June 30, 2013 and 2012 were $668 and $2,546, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2013 have been excluded from the per share computations:

	For the Six Months Ended
	June 30,
	2013	2012
Convertible notes issued (Post-Reverse Merger)	3,519,955	-
Warrants for services	2,252,000	-
Warrants issued in connection with convertible debt	1,759,978	-
	7,531,933	-

j.	Income Taxes

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

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

4. Note Receivable

On March 18, 2013, the Company agreed to lend an affiliate up to $40,000 in the form of a promissory note relating to business expansion. The note will accrue interest at 3.25% and is due on October 18, 2013. On June 18, 2013, the Company issued the affiliate an initial $20,000 and as of June 30, 2013, the Company has recorded interest income of $22 which has been recorded in other assets.

5. Plant, Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
POS systems	$17,209	$17,209
Food service equipment	29,671	19,671
Automobiles	8,846	3,500
Leasehold improvements	10,703	10,703
Computers	2,566	1,789
Furniture and fixtures	3,064	3,064
Total Cost	72,059	55,936
Accumulated depreciation	(19,100)	(14,843)
Total	$52,959	$41,093

Depreciation expense for the six months ended June 30, 2013 and 2012 was $4,257 and $3,033, respectively and for the three months ended June 30, 2013 and 2012 was $2,128 and $1,517, respectively. During the six months ended June 30, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440. There was no such loss recorded during the six months ended June 30, 2013.

6.   Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

At June 30, 2013 and December 31, 2012 pre-reverse merger convertible debentures consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$-	$512,500
Unamortized debt discount	-	(172,921)
Total	$-	$339,579

Prior to reverse merger and closing of the private placement as discussed below, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans were convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,244 (pre reverse merger) and $335,256 (post reverse merger) with $0 net of discount balance remaining. During the three and six months ended June 30, 2013, the Company charged to operations amortization of debt discount of $14,116 and $172,921, respectively. In May 2013, the Company issued 1,696,833 shares of its Common Stock valued at $0.333 per share as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders

Interest expense recorded on the notes for the six months ended June 30, 2013 and 2012 amounted to $32,040 and $0, respectively and for the three months ended June 30, 2013 and 2012 amounted to $15,540 and $0, respectively.

b.	Post-Reverse Merger Convertible Debt

At June 30, 2013 and December 31, 2012 post-reverse merger convertible debentures consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$3,519,955	$1,650,000
Unamortized debt discount	(144,288)	(74,411)
Total	$3,375,667	$1,575,589

Notes

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “2012 Private Placement Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. During November 2012 and December 2012, the Company raised additional proceeds of $600,000. During 2013, the Company raised additional proceeds of $1,224,955. On April 18, 2013, the Company completed the final closing of the 2012 Private Placement Offering. In the aggregate, the Company sold 115 Units, for aggregate gross proceeds of $2,874,955. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrants” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Note, in the principal face amount of $25,000, and Warrants to purchase 12,500 Shares (the “Units”).

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

Warrants

The Warrants from both offerings are exercisable for an aggregate of 1,759,978 shares of the Company’s Common Stock as of June 30, 2013. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share.

The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded to additional paid in capital and discount against notes $89,743 for the calculated fair value of the warrants, in conjunction with the notes issued for the six months ended June 30, 2013. Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $19,867 and $0, respectively and for the three months ended June 30, 2013 and 2012 amounted to $11,769 and $0, respectively.

7.    Promissory Notes Payable

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

Interest expense recorded on notes payable for the six months ended June 30, 2013 and 2012 amounted to $3,017 and $0, respectively and for the three months ended June 30, 2013 and 2012 amounted to $1,517 and $0, respectively.

8.    Notes Payable

Notes payable at June 30, 2013 and December 31, 2012 consists of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$12,506	$12,506
Less payments	(8,685)	-
Total	$3,821	$12,506

9.     Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at June 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$2.00-2.40	4,011,978	3.43	$2.04	4,011,978	$2.04

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued – Pre Reverse Merger	1,900,000	2.00
Issued – Post Reverse Merger	825,000	2.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	2,725,000	2.00
Issued	1,286,978	2.11
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	4,011,978	$2.04

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

On April 4, 2013, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $4,799 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On April 17, 2013, the Company issued warrants to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $11,998 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On April 18, 2013, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $23,996 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On April 18, 2013, the Company issued warrants to purchase 287,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $133,277 using the Black-Scholes option pricing model and charged to operations fair value during the six months ended June 30, 2013.

On June 21, 2013, the Company issued warrants to purchase 64,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $29,900 using the Black-Scholes option pricing model and charged to operations fair value during the six months ended June 30, 2013.

On June 25, 2013, the Company issued warrants to purchase 322,500 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $30,955 using the Black-Scholes option pricing model and amortizes it over the term of the note.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.85%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years. The remaining life of the warrants is 3.43 years.

10.      Commitments and Contingencies

Operating Leases

On July 1, 2010 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under an informal lease letter agreement directly with the Landlord. The rental terms of the lease are on a month to month basis.

On October 21, 2009 the Company executed a Vehicle and Maintenance Agreement with a Los Angeles based mobile food truck vendor. The agreement provides for rental of one or more mobile food trucks on a month to month basis after an initial six minimum month term per truck where rent is payable daily upon return of the truck to the vendor's service and parking facility. Combined rental expense for kitchen facilities and food truck rental for the six months ended June 30, 2013 and 2012 were $92,008 and $43,944, respectively and for the three months ended June 30, 2013 and 2012 were $52,028 and $21,947, respectively.

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

11.       Share Exchange

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

Grant Registration Rights Agreement

In conjunction with the Share Exchange, the Company and the Minority Shareholder entered into a registration rights agreement (“Grant Registration Rights Agreement”). Pursuant to the Grant Registration Rights Agreement, the Company will register the 845,000 shares issued to the Minority Shareholder in the Share Exchange on any registration statement that the Company files in conjunction with the Private Placement Offering, as further discussed below. On November 19, 2012 Michele Grant sold and assigned her rights and interest to the 845,000 shares issued pursuant to the Grant Registration Agreement, to a third party.

12. Equity

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

As of June 30, 2013 and December 31, 2012, no preferred stock was issued and outstanding.

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

Pursuant to the final closing of the 2012 Private Placement Offering on April 18, 2013, 270,500 common shares were issued to a number of consultants based on the share price of $1.00 as established by the private offering. The Company also issued warrants to purchase up to an aggregate of 287,500 shares of Common Stock to the Placement Agents. The warrants have an exercise price of $2.40 per share and are exercisable for a term of five (5) years from the closing of the 2012 Private Placement Offering.

Pursuant to the final closing of the 2013 Private Placement Offering on June 21, 2013, the Company also issued warrants to purchase up to an aggregate of 64,500 shares of Common Stock to the Placement Agents. The warrants have an exercise price of $2.40 per share and are exercisable for a term of five (5) years from the closing of the 2013 Private Placement Offering.

In April 2013, the Company issued to a consultant 473,000 shares of Common Stock valued at $1.00 per share for services rendered.

In May 2013, the Company issued 1,696,833 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders (see note 5a.).

As of June 30, 2013 and December 31, 2012, there were 10,882,833 and 8,442,500 shares of Common Stock issued and outstanding, respectively.

13.      Related Party Transactions

Stockholders advance loans to the Company from time to time to provide financing for operations.

	June 30,	December 31,
	2013	2012
	(Unaudited)
Advances from stockholders	$311	$2,737

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. During the six months ended June 30, 2013, the Company received $26,200 from stockholders and repaid $28,626.

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

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the 2012 Private Placement Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in our 2012 Private Placement Offering. For the six months ended June 30, 2013, the Company incurred fees of $15,000, issued 60,000 shares of common stock valued at $1.00 per share and has an accounts payable balance of $50,000 as of June 30, 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017, with an exercise price of $2.00 per share, or may be exercised on a cashless basis. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. For the six months ended June 30, 2013, the Company incurred fees of $42,000 and has an accounts payable balance of $28,687 as of June 30, 2013.

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

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional $40,000 upon the final closing of the 2012 Private Placement Offering. For the six months ended June 30, 2013, the Company incurred fees of $60,000 and has an accounts payable balance of $0 as of June 30, 2013. Our former President, Treasurer, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

e.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s board of directors (the “Board”). The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue 22,500 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in the 2012 Private Placement Offering. For the six months ended June 30, 2013, the Company incurred fees of $11,250, issued 22,500 shares of common stock valued at $1.00 per share and has an accounts payable balance of $20,625 as of June 30, 2013. This agreement has expired but will continue on a month to month basis until further notice.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional cash success fee of $40,000 upon the final closing of the 2012 Private Placement Offering. For the six months ended June 30, 2013, the Company incurred fees of $60,000 and has an accounts payable balance of $43,347 as of June 30, 2013. In addition, Grandview Capital Partners, Inc., acting as one of the placement agents for the 2012 and 2013 private placement offerings, was issued 330,000 warrants. The warrants were charged to operations at a fair value of $152,978.

g.	Clark Group Agreement

On August 15, 2012, we entered into the Clark Group Agreement with the Clark Group. General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group. The agreement commenced upon the completion of the Share Exchange and will continue for a period of two years.

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

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. For the six months ended June 30, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $12,500 as of June 30, 2013. As of June 30, 2013 this agreement has been terminated.

14.   Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the years ended June 30, 2013 and 2012.

Suppliers	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
A	16%	23%
B	7%	12%

For the six months ended June 30, 2013 the Company had two suppliers who accounted for approximately $193,000 of their purchases used for production or approximately 23% of total purchases for the six months then ended. The amounts payable to suppliers A and B at June 30, 2013 were $11,804 and $2,276, respectively. For the six months ended June 30, 2012 the Company had two main suppliers who accounted for approximately $175,000 of their purchases used for production or approximately 35% of total purchases for the six months then ended. The amounts payable to suppliers A and B at June 30, 2012 were $4,077 and $1,960, respectively.

15.   Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Asset Purchase Agreement

On August 8, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among Hook & Ladder Draught House, LLC, a Texas limited liability company (“HL”), KOW Leasing Co., LLC, a Texas limited liability company (“KOW”), Deepak Devaraj, as sole member of HL and KOW, respectively (“Devaraj” and together with HL and KOW, the “Sellers”)), the Company and GCT Texas Master, LLC, a Nevada limited liability company and an affiliate of the Company (“GCT-TX”, together with the Company, the “Buyer”).  HL is a mobile food service business that provides food and alcohol out of renovated fire engines.  Pursuant to the Asset Purchase Agreement, the Company agreed to purchase substantially all of the Seller’s rights, title and interests in and to certain assets, properties and rights of every kind, nature and description, tangible and intangible, real, personal or mixed, accrued and contingent, which are owned or leased by Sellers and used in the Seller’s business, including but not limited to all equipment, customer contracts, property leases, intellectual property, vehicles, books and records, licenses and corporate and trade names.

As consideration for the Seller to enter into the Asset Purchase Agreement, the Company agreed to: (i) issue to Sellers 500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) issue a warrant to Sellers to purchase up to 250,000 shares of Common Stock (the “HL Warrant”).  The HL Warrant is exercisable at a price of $1.00 per share, contain customary piggyback registration rights and shall be exercisable for a period of three (3) years. The 500,000 shares of Common Stock issued to Seller under the Asset Purchase Agreement are subject to customary piggy-back registration rights.  The Company also agreed to eventually appoint Devaraj to the Company’s Board of Directors (the “Board”), and, for so long as Devaraj holds any shares of Common Stock, the Board shall take all reasonable actions such that Devaraj shall be nominated to serve as a member of the Board. Additionally, the Company entered into an employment agreement with Devaraj, whereby Devaraj will be employed by the Company as the Director of Business Development for a period of three (3) years

On August 8, 2013, Hook & Ladder Draught House, LLC and KOW Leasing Co., LLC, (assignors) and the Company (assignee) entered into assignment agreement to ensure that all the intellectual property subject of the Asset Purchase Agreement is properly transferred to assignee.

On August 8, 2013, Hook & Ladder Draught House, LLC (assignor) and the Company (assignee) entered into assignment and assumption of sublease agreement to assign and transfer to assignee all of right, title and interest in tenant under sublease. Assignor is the holder of tenant’s interest in that certain sublease dated as of March 1, 2013 between KOW Leasing Co., LLC as landlord and assignor as a tenant.

On August 8, 2013, KOW Leasing Co., LLC (assignor) and the Company (assignee) entered into assignment and assumption of lease agreement to assign and transfer to assignee all of right, title and interest as tenant in lease and desires to succeed to the interest of assignor under the lease and to assume the obligation of assignor. Assignor is the holder of tenant’s interest in that certain lease dated as of May 17, 2012 between Southern Methodist University as landlord and assignor as a tenant.

Employment Agreement

In connection with the Asset Purchase Agreement, on August 8, 2013, the Company entered into an employment agreement (the “Devaraj Employment Agreement”) with Devaraj. Pursuant to the Devaraj Employment Agreement, Devaraj was appointed as Director of Business Development and appointed to the Board.  The term of employment is for a period of three (3) years, subject to an additional 3 year extension based upon the mutual agreement of the Company and Devaraj.  The Devaraj Employment Agreement stipulates that Devaraj devote substantially all of his time to the Company. Devaraj will be entitled to certain benefits, including reimbursement for certain expenses and vacation days. The Devaraj Employment Agreement may be terminated by the Company upon death, Devaraj’s inability to continue performing his duties under the agreement, a material breach of the provisions of the agreement or for cause (as such term is defined in the Devaraj Employment Agreement).

In consideration for entering into the Devaraj Employment Agreement, Devaraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. Devaraj will not be entitled to a base salary, but will receive compensation, on a case-by-case basis and on terms to be negotiated separately from the Devaraj Employment Agreement and evidenced in a separate agreement, for Devaraj’s role with respect to any business development or any management support activities as may be requested or desired by the Company.  Further, in the event Devaraj introduces the Company to a prospective party that results in the Company entering into a licensing agreement or franchise agreement, Devaraj shall receive a (a) 5% commission on the first year of the license or franchise fee paid to the Company, (b) 4.5% commission on the second year of the license or franchise fee paid to the Company, (c) 4% commission on the third year of the license or franchise fee paid to the Company, (d) 3.5% commission on the fourth year of the license or franchise fee paid to the Company, (e) 3% commission on the fifth year of the license or franchise fee paid to the Company, and (f) 2.5% commission for the remainder of the term of the license or franchise agreement.

Resignations and Appointments of Officers and Directors:

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

The immediate operating objectives for the Company include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and will implement an advanced point-of-sales (POS) platform that will work for both company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations and remotely calculate and collect royalties, all in real time and on a daily basis. We have implemented the new POS system during the second quarter of 2013.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue
Revenue:
Truck stops	$694,257	75%	$492,277	79%
Catering and special events	154,216	17%	133,135	21%
Licensed truck	79,117	9%	-	-
Total revenue	$927,590	100%	625,412	100%

Cost of Sales
Food and beverage	278,304	30%	171,266	27%
Food truck expenses	349,138	38%	243,006	39%
Commissary and kitchen	218,753	24%	86,355	14%
Total cost of sales	846,195	91%	500,627	80%

Gross Profit	81,395	9%	124,785	20%

Operating Expenses
General and administrative	1,153,231	124%	111,365	18%
Selling costs	164,230	18%	33,574	5%
Consulting expense-related parties	985,677	106%	-	0%
Depreciation	4,257	0%	3,033	0%
Total operating expenses	2,307,395	249%	147,972	23%

Loss from operations	(2,226,000)	(240)%	(23,187)	(4)%

Other Expenses
Interest expense	151,658	16%	737	0%
Interest expense – related party	711	0%	-	0%
Amortization of debt discount	192,788	21%	-	0%
Amortization of deferred finance costs	34,050	4%	-	0%
Loss on sale of fixed asset	-	0%	1,440	0%
Loss before provision for income taxes	(2,605,207)	(281)%	(25,364)	(4)%
Provision for income taxes expense (benefit)	274	0%	(100)	0%
Net loss	$(2,605,481)	(281)%	$(25,264)	(4)%

Selected operating data:
Number of food trucks in operation
Beginning of the period	4		1
Food truck opening	1		1
End of the period	5		2

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $927,590 for the six months ended June 30, 2013, as compared to $625,412 for the same period in 2012. The 48% increase in sales is primarily related to the increased popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. During 2012, the Company entered in to a non-binding agreement with a licensee such that the licensee was granted a license to operate a food truck. The Company began generating revenue from this source in January 2013. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable. This agreement is subject to change.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $278,304 for the six months ended June 30, 2013 as compared to $171,266 for the six months ended June 30, 2012. The 62% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix. As a percentage of food sales revenue, food and beverage cost of sales were 30% for 2013, compared to 27% for 2012.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $349,138 for the six months ended June 30, 2013, as compared to $243,006 for the six months ended June 30, 2012. The 44% increase in food truck cost of sales is primarily related to the expansion of the Company’s operations in Phoenix. As a percentage of food sales revenue, food truck cost of sales was 38% for 2013 and 39% for 2012.

Commissary and kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $218,753 for the six months ended June 30, 2013, as compared to $86,355 for the six months ended June 30, 2012. The 153% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location.  As a percentage of food sales revenue, commissary and kitchen expenses increased to 24% for 2013, compared to 14% for 2012 for the reasons set forth above.

Gross profit. Gross profit for the six months ended June 30, 2013 decreased by $43,390, or 35%, to $81,395 from $124,785 for the same period in 2012. The gross profit margin decreased from 20% for the six months ended June30, 2012 to 9% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 10%.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $1,153,231 for the six months ended June 30, 2013, as compared to $111,365 for the same period in 2012. The 936% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees and executive compensation which are needed to expand the business.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, advertising, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $164,230 for the six months ended June 30, 2013, as compared to $33,574 for the same period in 2012. The 389% increase in selling costs relates to marketing wages, sponsorship of an event in Phoenix, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense – related party. Consulting expenses – related party totaled $985,677 for the six months ended June 30, 2013, as compared to $0 for the same period in 2012. The increase relates to the addition of consulting expenses from TRIG which includes $555,500 in stock compensation issued to consultants and $163,177 issued in warrants.

Depreciation. Depreciation expense totaled $4,257 for the six months ended June 30, 2013, as compared to $3,033 for 2012. The increase relates to the addition of fixed assets late in 2012 and the second quarter of 2013.

Other Expenses. Other expenses include interest and amortization expense. For the six months ended June 30, 2013 other expenses, totaled $379,207 as compared to $2,177 for the same period in 2012. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the six months ended June 30, 2013 increased by $2,580,217 to a loss of $2,605,481 from $25,264 for the same period in 2012. The increase in net loss relates to the increase in 2013 of professional fees, general and administrative expenses, interest expense and amortization of debt discount.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue
Revenue:
Truck stops	$405,810	74%	$239,686	72%
Catering and special events	88,564	16%	90,955	28%
Licensed truck	50,847	9%	-	-
Total revenue	$545,221	100%	330,641	100%

Cost of Sales
Food and beverage	148,397	27%	83,101	25%
Food truck expenses	199,844	37%	119,004	36%
Commissary and kitchen	126,451	23%	48,168	15%
Total cost of sales	474,692	87%	250,273	76%

Gross Profit	70,529	13%	80,368	24%

Operating Expenses
General and administrative	773,059	142%	60,002	18%
Selling costs	105,083	19%	18,338	6%
Consulting expense-related parties	835,302	153%	-	0%
Depreciation	2,128	0%	1,517	0%
Total operating expenses	1,715,572	315%	79,857	24%

(Loss) income from operations	(1,645,043)	(302)%	511	0%

Other Expenses
Interest expense	84,518	16%	388	0%
Interest expense – related party	354	0%	-	0%
Amortization of debt discount	25,885	5%	-	0%
Amortization of deferred finance costs	18,644	3%	-	0%
Loss on sale of fixed asset	-	0%	-	0%
Loss before provision for income taxes	(1,774,444)	(325)%	123	0%
Provision for income taxes expense (benefit)	-	0%	-	0%
Net (loss) income	$(1,774,444)	(325)%	$123	0%

Selected operating data:
Number of food trucks in operation
Beginning of the period	4		1
Food truck opening	1		1
End of the period	5		2

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $545,221 for the three months ended June 30, 2013, as compared to $330,641 for the same period in 2012. The 65% increase in sales is primarily related to the increased popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. During 2012, the Company entered in to a non-binding agreement with a licensee such that the licensee was granted a license to operate a food truck. The Company began generating revenue from this source in January 2013. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable. This agreement is subject to change.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $148,397 for the three months ended June 30, 2013 as compared to $83,101 for the three months ended June 30, 2012. The 79% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix. As a percentage of food sales revenue, food and beverage cost of sales were 27% for 2013, compared to 25% for 2012.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $199,844 for the three months ended June 30, 2013, as compared to $119,004 for the three months ended June 30, 2012. The 68% increase in food truck cost of sales is primarily related to the expansion of the Company’s operations in Phoenix. As a percentage of food sales revenue, food truck cost of sales was 37% for 2013 and 36% for 2012.

Commissary and kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $126,451 for the three months ended June 30, 2013, as compared to $48,168 for the three months ended June 30, 2012. The 163% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location.  As a percentage of food sales revenue, commissary and kitchen expenses increased to 23% for 2013, compared to 15% for 2012 for the reasons set forth above.

Gross profit. Gross profit for the three months ended June 30, 2013 decreased by $9,839, or 12%, to $70,529 from $80,368 for the same period in 2012. The gross profit margin decreased from 24% for the three months ended June 30, 2012 to 13% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 8%.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $773,059 for the three months ended June 30, 2013, as compared to $60,002 for the same period in 2012. The 1,188% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees and executive compensation which are needed to expand the business.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, advertising, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $105,083 for the three months ended June 30, 2013, as compared to $18,338 for the same period in 2012. The 473% increase in selling costs relates to marketing wages, sponsorship of an event in Phoenix, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense – related party. Consulting expenses – related party totaled $835,302 for the three months ended June 30, 2013, as compared to $0 for the same period in 2012. The increase relates to the addition of consulting expenses as well as the value of shares issued to consultants from TRIG which includes $555,500 in stock compensation issued to consultants and $163,177 issued in warrants.

Depreciation. Depreciation expense totaled $2,128 for the three months ended June 30, 2013, as compared to $1,517 for 2012. The increase relates to the addition of fixed assets late in 2012 and the second quarter of 2013.

Other Expenses. Other expenses include interest and amortization expense. For the three months ended June 30, 2013 other expenses, totaled $129,401 as compared to $388 for the same period in 2012. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the three months ended June 30, 2013 increased by $1,774,567to a net loss of $1,774,444 from net income of $123 for the same period in 2012. The increase in net loss relates to the increase in 2013 of professional fees, general and administrative expenses, interest expense and amortization of debt discount.

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

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with convertible loans, by the sale of common and preferred stock and through a private placement offering. Cash and cash equivalents as of June 30, 2013 was $428,858, a $350,824 increase as compared to December 31, 2012. As of June 30, 2013, working capital deficit (current assets less current liabilities) decreased to $(284,006) from $(838,992), as of December 31, 2012. Cash used in operations of $1,491,897 in 2013 was primarily attributable to the net loss of $2,605,481 offset by adjustments totaling $1,113,584, which primarily relates to increase in accounts receivable of $13,964, increase in prepaid expenses and other current assets of $7,747, net increase in accounts payable – related parties and accounts payable of $102,665, an increase in deferred finance costs of $177,100, an increase in accrued interest of $146,681, decrease in accrued compensation of $5,500, common stock and warrants issued for services of $906,667 and $231,095 of depreciation and amortization. Cash used in operations of $23,681 for the same period in 2012 was primarily attributable to the net loss of $25,264 offset by adjustments totaling $1,583, which primarily relates to a decrease in accounts receivable of $11,252, increase in prepaid expenses and other current assets of $10,354, increase in accounts payable and accrued expenses of $20,156, an increase in customer deposits of $12,317, loss on sale of property and equipment of $1,440 and $3,033 of depreciation.

Net cash (used in) provided by investing activities was $(16,123) for the six month period in 2013 and $1,199 in the same period in 2012. The Company purchased computer equipment, food service equipment and equipment for the Company’s trucks during the six months ended June 30, 2013. During the same period in 2012 we sold equipment totaling $1,199.

Net cash provided by (used in) financing activities was $1,858,844 for the six month period in 2013 and $(9,901) for the same period in 2012. In 2013, we had proceeds of $1,896,155 from convertible notes and shareholder advances and we had payments totaling $37,311 which were payments made for notes payable and a repayment of a loan from a shareholder. During the same period in 2012, we repaid $9,901 to a note holder and a shareholder.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of June 30, 2013, the company raised approximately $3,520,000 in senior secured notes. Management plans to continue raising capital through increased sales and by engaging in additional debt and equity financing transactions The Company will use the proceeds for operating and working capital, expenses, professional fees, advisory fees and future business.

Total assets increased by $593,611, or 191%, to $903,777 as of June 30, 2013 from $310,166 as of December 31, 2012. This increase was primarily attributable to the increase in cash and equivalents related to proceeds from financing and prepaid expenses, increase in accounts receivable and notes receivable as well as an increase in deferred financing costs and other assets.

Total liabilities increased by $1,637,627, or 65%, to $4,164,023 as of June30, 2013 from $2,526,396 as of December 31, 2012. This increase was primarily attributable to an increase in accounts payable and accrued expenses totaling $244,124 as well as the issuance of convertible notes payable (short term and long term) totaling $1,896,155.

Total stockholders’ deficit increased by $1,044,016 during 2013. This increase was attributable to the net loss totaling $2,605,481 off-set with the increase in additional paid in capital of $1,559,025 and increase in common stock of $2,440.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013 and December 31, 2012.

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

2012 Private Placement Offering

On April 18, 2013, we completed our final closing of the “best efforts” 2012 Private Placement Offering of up to $5,000,000 of Private Placement Units with the Private Placement Purchasers for total aggregate gross proceeds to us of $2,874,955. Pursuant to the Private Placement Subscription Agreement, we issued to the Private Placement Purchasers Private Placement Units consisting of (i) Private Placement Notes and (ii) Private Placement Warrants to purchase shares of our Common Stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of our Common Stock.

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

Grandview Capital Partners, Inc., a Florida corporation operating as an office of supervisory jurisdiction at c/o Grandview Capital Partners, Inc., 300 South Pine Island Road, Suite 240 Plantation, FL 33324, registered under the name Blackwall Capital Markets, Inc., a broker dealer that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation and registered with the Securities and Exchange Commission acted as placement agent in connection with the 2012 Private Placement Offering and the 2013 Private Placement Offering (collectively, the “Offerings”). As consideration for acting as the placement agent, at the closing of the Offerings, the Company paid to the Placement Agent (i) in cash, a fee equal to $128,500 for the 2012 Private Placement Offering and a fee equal to $32,100 for the 2013 Private Placement Offering and (ii) issued warrants to purchase up to an aggregate of 287,500 shares of our Common Stock in the 2012 Private Placement Offering and warrants to purchase up to an aggregate of 64,500 shares of our Common Stock in the 2013 Private Placement Offering. The Placement Agent warrants have an exercise price of $2.40 per share, exercisable for a term of five (5) years from the closing of each of the Offerings, respectively, and contain equitable adjustment for stock splits, stock dividends and similar events, as well as full ratchet anti-dilution provisions. Peter Goldstein, a shareholder and Financial Advisor of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc. Mr. Goldstein did not hold any officer or director positions with the Company during 2012 Private Placement Offering or 2013 Private Placement Offering.

The Private Placement Notes and Private Placement Warrants issued in both the 2012 Private Placement Offering and the 2013 Private Placement Offering were offered and sold to the Private Placement Purchasers and 2013 Private Placement Purchasers (each of the Private Placement Purchasers and 2013 Private Placement Purchasers, for the purposes of this paragraph only, “the “Private Placement Purchasers”) in a private transaction in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Date: August 19, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ David Danhi
David Danhi
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Robert Y. Lee
Robert Y. Lee
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

