Form 10-Q
period 2013-09-30
Grilled Cheese Truck, Inc.
filed 2013-11-19
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ________ to_________

Commission File Number: 000-54070

THE GRILLED CHEESE TRUCK, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

151 North Nob Hill Road, Suite 321

Fort Lauderdale, FL 33324

(Address of principal executive offices) (Zip Code)

(949) 478-2571

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

As of November 11, 2013, there were 11,486,905 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$63,306	$78,034
Accounts receivable, net of allowance for doubtful accounts of $nil as of September 30, 2013 and December 31, 2012, respectively.	3,386	2,728
Notes receivable	104,290	-
Prepaid expenses and other current assets	65,805	31,053
Total Current Assets	236,787	111,815

Property and equipment, net of accumulated depreciation	598,933	41,093
Deferred finance costs, net	261,120	145,358
Intangible assets	134,909	-
Other assets	75,595	11,900
Total Assets	$1,307,344	$310,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$632,454	$309,332
Accounts payable - related parties	245,150	164,893
Accrued compensation	49,387	9,887
Accrued interest	241,359	58,074
Accrued interest - related parties	1,119	458
Promissory notes	37,500	37,500
Promissory notes - related party	12,500	12,500
Notes payable	53,390	12,506
Advances from stockholders'	311	2,737
Deferred sale of intangible assets	250,000	-
Convertible notes payable, net of debt discount	-	339,579
Customer deposits	-	3,341
Total Current Liabilities	1,523,170	950,807

Long-term convertible notes payable, net of debt discount	3,390,102	1,575,589
Total Liabilities	4,913,272	2,526,396

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,486,905 and 8,442,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	11,488	8,443
Additional paid in capital	2,635,149	79,186
Accumulated deficit	(6,252,565)	(2,303,859)
Total Stockholders' Deficit	(3,605,928)	(2,216,230)
Total Liabilities and Stockholders' Deficit	$1,307,344	$310,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Food truck sales	$998,179	$739,650	$303,922	$247,373
Catering and special events	231,181	228,883	76,965	95,748
Licensed truck	118,810	-	39,693	-
Total revenue	1,348,170	968,533	420,580	343,121

Cost of Sales:
Food and beverage	422,800	263,733	144,496	92,467
Food truck expenses	559,832	321,826	210,694	78,820
Commissary and kitchen expenses	327,212	41,621	108,459	(44,734)
Total cost of sales	1,309,844	627,180	463,649	126,553

Gross Profit (Loss):	38,326	341,353	(43,069)	216,568

Operating Expenses:
General and administrative	1,916,355	285,119	763,125	173,754
Selling costs	218,340	48,200	54,110	14,626
Consulting expense - related parties	1,310,712	-	325,035	-
Depreciation	26,876	4,549	22,619	1,516
Amortization of intangible assets	4,035	-	4,035	-
Total operating expenses	3,476,318	337,868	1,168,924	189,896

(Loss) Income From Operations	(3,437,992)	3,485	(1,211,993)	26,672

Other Expenses:
Interest expense	240,990	1,130	89,332	393
Interest expense - related party	1,138	-	427	-
Amortization of debt discount	207,178	-	14,390	-
Amortization of deferred finance costs	61,338	-	27,288	-
Loss on sale of fixed asset	-	1,440	-	-
(Loss) Income before provision for income tax	(3,948,636)	915	(1,343,430)	26,279

Provision for income tax (benefit) expense	(70)	100	204	-
Net (loss) income	$(3,948,706)	$1,015	$(1,343,226)	$26,279

(Loss) Earnings per share - basic and diluted	$(0.41)	$0.00	$(0.12)	$0.00

Weighted average shares outstanding - basic and diluted	9,730,308	8,442,500	10,922,662	8,442,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012

Cash Flow From Operating Activities:
Net (loss) income	$(3,948,706)	$1,015
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation	26,876	4,549
Amortization of debt discount	207,178	-
Amortization of deferred financing costs	61,338	-
Amortization of intangible assets	4,035	-
Common stock issued for services	768,500	-
Options issued to employee	27,860	-
Warrants issued for services	422,296	-
Loss on sale of property and equipment	-	1,440
Changes in operating assets and liabilities:	-
Accounts receivable	(658)	(11,901)
Notes receivable	(104,290)
Prepaid expenses and other current assets	(34,752)	12,086
Deferred financing costs	(177,100)	-
Other assets	(63,695)	-
Accounts payable	323,122	7,267
Accounts payable, related party	136,828	-
Accrued compensation	39,500	5,317
Accrued interest	235,830	958
Accrued interest, related party	661	-
Deferred revenue	(3,341)	6,615
Net cash (used in) provided by operating activities	(2,078,518)	27,346

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	1,200
Proceeds from deferred sales of intangible assets	250,000	-
Purchases of fixed assets	(41,277)	-
Net cash provided by investing activities	208,723	1,200

Cash Flows From Financing Activities:
Bank overdraft	-	(6,211)
Proceeds from long term convertible notes	1,870,000	-
Repayment of notes payable to shareholder	(28,626)	(5,500)
Repayment of note payable	(12,506)	(7,421)
Advance from shareholders	26,200	-
Net cash provided by (used in) financing activities	1,855,068	(19,132)
Net (decrease) increase in cash	(14,728)	9,414

Cash at beginning of period	78,034	67,777
Cash at end of period	$63,306	$77,191

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,436	$1,167
Income taxes	$-	$-
Non-cash financing activity:
Common stock issued as a result of convertible debt conversion	$512,500	$-
Beneficial conversion feature on warrants issued concurrent with notes	$89,743	$-
Common stock issued in lieu of accrued interest	$52,545	$-
Common stock issued in connection with asset purchase agreement	$500,000	$-
Warrants issued in connection with asset purchase agreement	$128,993	$-
Assets purchased in connection with asset purchase agreement	$682,383	$-
Liabilities assumed in connection with asset purchase agreement	$53,390	$-
Common stock issued for payment of accounts payable	$56,571	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

2.	Going Concern and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $63,306 and negative net working capital of $1,286,383 at September 30, 2013. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions in which it raised proceeds of $1,650,000 in 2012 and $1,870,000 in 2013 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the nine months ended September 30, 2013 was $3,948,706 and the deficit accumulated by the Company amounts to $6,252,565 as of September 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional financing through debt and equity transactions and other transactions as described in Note 15. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on July 3, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

3.	Summary of Significant Accounting Policies

a.	Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions are eliminated.

b.	Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for annual financial statements and with Form 10-Q and article 8-03 of the Regulation S-X of the SEC. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2013 and December 31, 2012.

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

For licensed truck sales, revenue is based on 6% of gross revenue from truck stop sales collected by the licensee. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable.

h.	Advertising Costs

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the nine months ended September 30, 2013 and 2012 were $17,373 and $8,194, respectively and for the three months ended September 30, 2013 and 2012 were $4,117 and $3,615, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2013 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2013	2012
Convertible notes issued (Post-Reverse Merger)	3,520,000	-
Convertible notes issued (Pre-Reverse Merger)	-	1,537,515
Options issued to employee	1,000,000	-
Warrants for services	852,000	1,900,000
Warrants issued in connection with asset purchase	250,000	-
Warrants issued in connection with convertible debt	1,760,000	-
	7,382,000	3,437,515

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

n.	Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

o.	Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was not necessary as of September 30, 2013.Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

p.	Intangible Asset

In connection with the asset purchase agreement dated August 8, 2013 (see Note 15), the Company identified and recognized an intangible asset of $138,944 representing intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. The asset is being amortized over the estimated life of four years. The Intangible Asset balance, net of accumulated amortization, at September 30, 2013 is $134,909.

q.	Stock-Based Compensation

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

r.	Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

s.	Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

4. Note Receivable

On March 18, 2013, the Company issued an affiliate a promissory note relating to business expansion. The note will accrue interest at 3.25% and is due on demand. In total, the Company issued the affiliate $104,290 and the Company has recorded interest income of $888 which has been recorded in other assets.

5. Plant, Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
POS systems	$21,358	$17,209
Food service equipment	41,681	19,671
Truck equipment	5,346	-
Automobiles	556,167	3,500
Leasehold improvements	10,703	10,703
Computers	2,334	1,789
Furniture and fixtures	3,064	3,064
Total Cost	640,652	55,936
Accumulated depreciation	(41,719)	(14,843)
Total	$598,933	$41,093

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $26,876 and $4,549, respectively and for the three months ended September 30, 2013 and 2012 was $22,619 and $1,516, respectively. On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company purchased $543,439 worth of equipment and vehicles (see Note 15). During the nine months ended September 30, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440. There was no such loss recorded during the nine months ended September 30, 2013.

6.   Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

At September 30, 2013 and December 31, 2012 pre-reverse merger convertible debentures consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$-	$512,500
Unamortized debt discount	-	(172,921)
Total	$-	$339,579

Prior to reverse merger and closing of the private placement as discussed below, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans were convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,244 (pre reverse merger) and $335,256 (post reverse merger) with $0 net of discount balance remaining. During the three and six months ended June 30, 2013, the Company charged to operations amortization of debt discount of $14,116 and $172,921, respectively. In May 2013, the Company issued 1,696,833 shares of its Common Stock valued at $0.333 per share as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders.

Interest expense recorded on the notes for the nine months ended September 30, 2013 and 2012 amounted to $32,040 and $0, respectively and for the three months ended September 30, 2013 and 2012 amounted to $0 and $0, respectively.

b.	Post-Reverse Merger Convertible Debt

At September 30, 2013 and December 31, 2012 post-reverse merger convertible debentures consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$3,520,000	$1,650,000
Unamortized debt discount	(129,898)	(74,411)
Total	$3,390,102	$1,575,589

Notes

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “2012 Private Placement Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. During November 2012 and December 2012, the Company raised additional proceeds of $600,000. During 2013, the Company raised additional proceeds of $1,225,000. On April 18, 2013, the Company completed the final closing of the 2012 Private Placement Offering. In the aggregate, the Company sold 115 Units, for aggregate gross proceeds of $2,875,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Private Placement Notes”) and (ii) warrants to purchase shares (the “Private Placement Warrants”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 Shares (the “Units”).

The Private Placement Notes accrue interest at a rate of 10% on the aggregate principal amount, payable on the third anniversary of the issue date (the “Maturity Date”) if not converted prior to the Maturity Date. The Private Placement Notes are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s election following the date upon which the Company’s Registration Statement (as defined in the 2012 Private Placement Offering documents) is declared effective with the SEC or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the Private Placement Notes shall equal: (i) the principal amount of the Private Placement Note and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

On June 21, 2013, the Company completed its final closing of a “best efforts” private offering of up to $2,000,000 (the “2013 Private Placement Offering”) of Private Placement Units (such Private Placement Units being identical to the Private Placement Units issued in the 2012 Private Placement Offering) with a group of accredited investors (the “2013 Private Placement Purchasers”) for total aggregate gross proceeds of $645,000. Pursuant to a subscription agreement with the 2013 Private Placement Purchasers (the “2013 Private Placement Subscription Agreement”), the Company issued to the 2013 Private Placement Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (these notes mirror the Private Placement Notes) and (ii) warrants (these warrants mirror the Private Placement Warrants) to purchase shares of Common Stock at an exercise price of $2.00 per share. The Private Placement Units each consisted of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of Common Stock.

Warrants

The Private Placement Warrants are exercisable for an aggregate of 1,760,000 shares of the Company’s Common Stock as of September 30, 2013. The Private Placement Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share.

The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded to additional paid in capital and discount against notes $89,743 for the calculated fair value of the warrants, in conjunction with the notes issued for the nine months ended September 30, 2013. Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $34,257 and $0, respectively and for the three months ended September 30, 2013 and 2012 amounted to $14,390 and $0, respectively.

7.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. Although these notes were not in default for the quarter ended September 30, 2013, the Company is currently negotiating settlements with the note holders.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500 was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to September 30, 2013. Although this note was not in default for the quarter ended September 30, 2013, the Company is currently negotiating a settlement with the note holder. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC.

Interest expense recorded on notes payable for the nine months ended September 30, 2013 and 2012 amounted to $6,804 and $0, respectively and for the three months ended September 30, 2013 and 2012 amounted to $3,788 and $0, respectively.

8.	Notes Payable

Notes payable at September 30, 2013 and December 31, 2012 consists of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$65,896	$12,506
Less payments	(12,506)	-
Total	$53,390	$12,506

On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle (see Note 15).

9.	Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00-2.40	4,762,000	2.68	$1.87	4,762,000	$1.87

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued – Pre Reverse Merger	1,900,000	2.00
Issued – Post Reverse Merger	825,000	2.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	2,725,000	2.00
Issued	2,037,000	1.70
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	4,762,000	$1.87

Warrants issued for services (pre-merger warrants):

On July 16, 2012, the Company issued warrants to purchase 1,800,000 shares of Common Stock valued at $2.00 and are exercisable on a cashless basis. The warrants expire five years from the date of grant.

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

On January 10, 2013, the Company issued warrants to purchase 37,500 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $3,598 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On January 15, 2013, the Company issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $2,401 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On January 28, 2013, the Company issued warrants to purchase 62,500 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $5,999 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On February 15, 2013, the Company issued warrants to purchase 18,750 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $1,798 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On March 4, 2013, the Company issued warrants to purchase 18,750 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $1,799 using the Black-Scholes option pricing model and amortizes it over the term of the note.

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

On April 18, 2013, the Company issued warrants to purchase 287,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $133,277 using the Black-Scholes option pricing model and charged to operations fair value during the nine months ended September 30, 2013.

On June 21, 2013, the Company issued warrants to purchase 64,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $29,900 using the Black-Scholes option pricing model and charged to operations fair value during the nine months ended September 30, 2013.

On June 25, 2013, the Company issued warrants to purchase 322,500 shares of Common Stock at an exercise price of $2.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $30,955 using the Black-Scholes option pricing model and amortizes it over the term of the note.

On August 8, 2013, the Company entered into an Asset Purchase Agreement and issued the seller warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $128,993 using the Black-Scholes option pricing model.

On September 6, 2013, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrants at $259,119 using the Black-Scholes option pricing model.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.91%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years. The remaining life of the warrants is 2.68 years.

10.	Commitments and Contingencies

Operating Leases

On July 1, 2010 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under an informal lease letter agreement directly with the Landlord. The rental terms of the lease are on a month to month basis.

On October 21, 2009 the Company executed a Vehicle and Maintenance Agreement with a Los Angeles based mobile food truck vendor. The agreement provides for rental of one or more mobile food trucks on a month to month basis after an initial six minimum month term per truck where rent is payable daily upon return of the truck to the vendor's service and parking facility. Combined rental expense for kitchen facilities and food truck rental for the nine months ended September 30, 2013 and 2012 were $149,167 and $43,250, respectively and for the three months ended September 30, 2013 and 2012 were $57,159 and $21,797, respectively.

Consulting Agreements

TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “TRIG Capital Advisory Agreement”) with TRIG Capital Group, LLC (“TRIG Capital”). The term of the agreement began on the effective date and continues until such agreement is terminated by the parties. Pursuant to the TRIG Capital Advisory Agreement, TRIG Capital provides us with domestic marketing services, management advice and support regarding operations, administrative services, finance and assist with business development as required by the Company. In addition, TRIG Capital assists management in establishing its franchising operations and assisting in the sale of these franchises. Under the TRIG Capital Advisory Agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the TRIG Capital Advisory Agreement, but TRIG Capital is liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017, is valued at $2.00 and exercisable on a cashless basis. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the TRIG Warrant, since the consummation of the Share Exchange Transaction, the Company pays TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company. This cash bonus will be extended to TRIG Capital for a period of five (5) years. Additionally, TRIG Capital receives a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

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

On September 6, 2013, the Company entered into a termination agreement (the “Termination Agreement”), whereby the company terminated the Grandview Advisory Agreement with Grandview. The Grandview Advisory Agreement was mutually terminated by the parties because Mr. Goldstein’s relationship with the Company changed. As provided in the Grandview Advisory Agreement and the Termination Agreement, the Company agreed that the provisions relating to the payment of fees (including but not limited to the tail fees specified in the Grandview Advisory Agreement relating to any entities or individuals Grandview introduced to the Company prior to the execution of the Termination Agreement), reimbursement of expenses, indemnification and contribution, independent contractor, conflicts, confidentiality and waiver of the right to trial by jury survive such termination. Peter Goldstein, the recently appointed President, interim Chief Financial Officer, Secretary and Director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview. Mr. Goldstein was also the Company’s founder and served as President and Director of the Company from December 31, 2009 to April 12, 2012. Mr. Goldstein did not hold any officer or director positions with the Company when the Grandview Advisory Agreement was consummated and through the Company’s 2013 Private Placement Offering.

Clark Group Agreement

On August 15, 2012, the Company entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange Transaction and will continue for a period of two years.

Pursuant to the Clark Group Agreement, General Wesley K. Clark serves as Vice Chairman and Senior Veterans Advisor of the company. Prior to the Commencement Date, the Company paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, the Company paid the Clark Group $200,000 per year for a period of 24 months. The Company also executed a warrant agreement providing the Clark Group with the right to purchase up to 500,000 shares of the Company’s Common Stock (the “Clark Warrants”) at an exercise price of $1.00 per share. The Clark Warrants are exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees.

On September 6, 2013, the agreement with the Clark Group was amended (the “Amended Clark Agreement”). Pursuant to the Amended Clark Agreement, the Clark Group will be paid $240,000 per year in cash in twelve equal installments, payable on the first day of each month in the amount of $20,000. In addition, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock. The warrants have an exercise price of $1.00 and are exercisable for a period of three years from the date of the Amended Clark Agreement. The Amended Clark Agreement also includes new provisions to the performance bonus as follows: (1) in the event the Company’s revenue is in excess of $2,500,000 for any given three month period ending on or prior to July 30, 2014, then the Clark Group is entitled to a cash bonus of $100,000; (2) in the event the Company’s revenue is in excess of $6,250,000 for any given three month period ending on or prior to December 31, 2015, then the Clark Group is entitled to a cash bonus of $150,000; (3) in the event the Company’s revenue is in excess of $12,500,000 for any given three month period ending on or prior to June 30, 2016, then the Clark Group is entitled to a cash bonus of $500,000. The Amended Clark Agreement also includes additional warrant consideration. In the event that the Company’s Common Stock is listed for quotation and begins trading, and within 18 months of the initial trading date the Company’s Common Stock exceeds $5.00 per share for a period of 20 consecutive trading days, the Company will issue the Clark Group warrants to purchase 700,000 shares of the Company’s Common Stock. The warrants will have an exercise price of $2.00, contain cashless exercise provisions, and be exercisable for a period of three years from the date of granting such warrants.

Employment Agreements

Robert Y. Lee

On July 16, 2012, the Company entered into an employment agreement (the “Lee Employment Agreement”) with Robert Y. Lee to serve as the Executive Chairman of the Company.  The agreement stipulated that Mr. Lee would work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee would not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Lee Employment Agreement, the Company paid Mr. Lee $120,000 annually. In addition, Mr. Lee received reimbursements for all reasonable expenses which he incurred during the course of performance under the Lee Employment Agreement. In addition to his annual compensation, the Company paid Mr. Lee a signing bonus of $80,000, of which $40,000 has already been paid. The term of the Lee Employment Agreement was for eighteen months.

On September 6, 2013, the Lee Employment Agreement was amended (the “Amended Lee Agreement”). Pursuant to the Amended Lee Agreement, Mr. Lee will be paid $240,000 per year payable in semi-monthly installments on the fifteenth and last day of each month. In addition, Mr. Lee will receive reimbursements from the Company for reasonable out-of-pocket costs and expenses which Mr. Lee incurs in connection with the performance of his duties and obligations under the Amended Lee Agreement in a manner consistent with the Company’s practices and policies. Mr. Lee shall be entitled to reimbursements each month as follows: (A) $1,800, for health insurance, (B) $1,500 life insurance and (C) $2,000 automotive allowance. Mr. Lee will also be entitled to a one-time payment of a non-accountable expense advance of $20,000. The Amended Lee Agreement also includes a performance bonus as follows: (1) in the event the Company’s revenue is in excess of $2,500,000 for any given three month period ending on or prior to July 30, 2014, then Mr. Lee is entitled to a cash bonus of $100,000; (2) in the event the Company’s revenue is in excess of $6,250,000 for any given three month period ending on or prior to December 31, 2015, then Mr. Lee is entitled to a cash bonus of $150,000; (3) in the event the Company’s revenue is in excess of $12,500,000 for any given three month period ending on or prior to June 30, 2016, then Mr. Lee is entitled to a cash bonus of $500,000. The Amended Lee Agreement also includes additional warrant consideration. In the event that the Company’s Common Stock is listed for quotation and begins trading, and within 18 months of the initial trading date the Company’s Common Stock exceeds $5.00 per share for a period of 20 consecutive trading days, the Company will issue Mr. Lee warrants to purchase 700,000 shares of the Company’s Common Stock. The warrants will have an exercise price of $2.00, contain cashless exercise provisions, and be exercisable for a period of three years from the date of granting such warrants.

Mr. Lee will also receive the following additional consideration: (i) the Company will pay Mr. Lee, on a case-by-case basis and on terms and compensation to be negotiated separately from the Amended Lee Agreement and evidenced in a separate agreement, for Mr. Lee’s role with respect to any business development or any management support activities (as such activities are defined in the Amended Lee Agreement) as may be requested or desired by the Company (ii) for any business development whereby Mr. Lee introduces a prospect to the Company that enters into a licensing agreement with the Company, the Company agrees to pay Lee compensation equal to 5%, per annum, of the license fee on a transaction for the entire term of such licensing agreement and (iii) in the event the Company completes a private placement offering pursuant to the new Jumpstart Our Business Startups Act (“Jobs Act”) to which the Company raises a minimum of $5,000,000 in net proceeds, then Mr. Lee shall receive a cash payment of $100,000.

Peter Goldstein

On September 6, 2013, the Company entered into an employment agreement with Peter Goldstein (the “Goldstein Employment Agreement”). Pursuant to the Goldstein Employment Agreement, Mr. Goldstein will serve as Director, President, Interim Chief Financial Officer and Secretary of the Company. Mr. Goldstein will be paid $180,000 per year and payable in semi-monthly installments on the fifteenth and last day of each month. In addition, Mr. Goldstein will receive reimbursements from the Company for reasonable out-of-pocket costs and expenses which he incurs in connection with the performance of his duties and obligations under the Goldstein Employment Agreement in a manner consistent with the Company’s practices and policies. Mr. Goldstein is entitled to reimbursement each month as follows: (A) $3,300 for insurance and (B) $2,000 automotive allowance. Mr. Goldstein will also be entitled to a one-time payment of a non-accountable expense advance of $15,000.

The Goldstein Employment Agreement also includes a performance bonus as follows: (1) in the event the Company’s revenue is in excess of $2,500,000 for any given three month period ending on or prior to July 30, 2014, then Mr. Goldstein is entitled to a cash bonus of $100,000; (2) in the event the Company’s revenue is in excess of $6,250,000 for any given three month period ending on or prior to December 31, 2015, then Mr. Goldstein is entitled to a cash bonus of $150,000; (3) in the event the Company’s revenue is in excess of $12,500,000 for any given three month period ending on or prior to June 30, 2016, then Mr. Goldstein is entitled to a cash bonus of $500,000. The agreement also includes additional warrant consideration. In the event that the Company’s Common Stock is listed for quotation and begins trading, and within 18 months of the initial trading date the Company’s Common Stock exceeds $5.00 per share for a period of 20 consecutive trading days, the Company will issue Mr. Goldstein warrants to purchase 700,000 shares of the Company’s Common Stock. The warrants will have an exercise price of $2.00, contain cashless exercise provisions, and be exercisable for a period of three years from the date of granting such warrants. Mr. Goldstein will also receive the following additional consideration: (i) the Company shall pay Mr. Goldstein, on a case-by-case basis and on terms and compensation to be negotiated separately from the Goldstein Employment Agreement and evidenced in a separate agreement, for Mr. Goldstein’s role with respect to any business development or any management support activities (as such activities are defined in the Goldstein Employment Agreement) as may be requested or desired by the Company (ii) for any business development whereby Mr. Goldstein introduces a prospect to the Company that enters into a licensing agreement with the Company, the Company agrees to pay Mr. Goldstein compensation equal to 5%, per annum of the license fee on a transaction for the entire term of such licensing agreement and (iii) in the event the Company completes a private placement offering pursuant to the new Jobs Act to which the Company raises a minimum of $5,000,000 in net proceeds, then Mr. Goldstein will receive a cash payment of $100,000.

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

Deepak Devaraj

In connection with the Asset Purchase Agreement, on August 8, 2013, the Company entered into an employment agreement (the “Devaraj Employment Agreement”) with Deepak Devaraj. Pursuant to the Devaraj Employment Agreement, Mr. Devaraj was appointed as Director of Business Development and appointed to the Board of Directors (the “Board”).  The term of employment is for a period of three (3) years, subject to an additional 3 year extension based upon the mutual agreement of the Company and Mr. Devaraj.  The Devaraj Employment Agreement stipulates that Mr. Devaraj devote substantially all of his time to the Company. Mr. Devaraj will be entitled to certain benefits, including reimbursement for certain expenses and vacation days. The Devaraj Employment Agreement may be terminated by the Company upon death, Mr. Devaraj’s inability to continue performing his duties under the agreement, a material breach of the provisions of the agreement or for cause (as such term is defined in the Devaraj Employment Agreement).

In consideration for entering into the Devaraj Employment Agreement, Mr. Devaraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years (see Note 12). Mr. Devaraj will not be entitled to a base salary, but will receive compensation, on a case-by-case basis and on terms to be negotiated separately from the Devaraj Employment Agreement and evidenced in a separate agreement, for Mr. Devaraj’s role with respect to any business development or any management support activities as may be requested or desired by the Company.  Further, in the event Mr. Devaraj introduces the Company to a prospective party that results in the Company entering into a licensing agreement or franchise agreement, Mr. Devaraj shall receive a (a) 5% commission on the first year of the license or franchise fee paid to the Company, (b) 4.5% commission on the second year of the license or franchise fee paid to the Company, (c) 4% commission on the third year of the license or franchise fee paid to the Company, (d) 3.5% commission on the fourth year of the license or franchise fee paid to the Company, (e) 3% commission on the fifth year of the license or franchise fee paid to the Company, and (f) 2.5% commission for the remainder of the term of the license or franchise agreement.

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

Grant Registration Rights Agreement

In conjunction with the Share Exchange Transaction, the Company and the Minority Shareholder entered into a registration rights agreement (“Grant Registration Rights Agreement”). Pursuant to the Grant Registration Rights Agreement, the Company will register the 845,000 shares issued to the Minority Shareholder in the Share Exchange Transaction on any registration statement that the Company files in conjunction with the Private Placement Offering. On November 19, 2012 Michele Grant sold and assigned her rights and interest to the 845,000 shares issued pursuant to the Grant Registration Agreement, to a third party.

12. Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock consisting of 1,000,000 shares of Series A Convertible Preferred Stock $0.001 par value per share ("Series A Preferred Stock"), and 9,000,000 shares of blank check preferred stock, $0.001 par value per share.

All the outstanding Series A Preferred Stock at that time shall automatically be converted into shares of Common Stock upon the earlier of (i) one year from the date of initial issuance of any shares of the Series A Preferred Stock at a conversion rate equal to $0.50 per share of Common Stock or (ii) the effectiveness of a registration statement filed with the SEC covering the resale of Common Stock issued by the Company in its next PIPE transaction (the "PIPE").

As of September 30, 2013 and December 31, 2012, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

As noted earlier in note 1, the Company consummated the transactions contemplated by the Exchange Agreement that resulted in a reverse merger and a change in control of the Company. The 3,322,500 shares of the Company outstanding prior to the closing of the merger and issued an additional 5,120,000 shares issued in connection with the merger are treated as having been issued as of the merger date on October 18, 2012.

Prior to the closing of the Share Exchange Transaction, the Company had 3,322,500 shares of Common Stock issued and outstanding which were treated as having been issued as of the date of the Share Exchange Transaction.

In October 2012, in connection with the Share Exchange Transaction, the Company issued an aggregate of 5,120,000 shares of its Common Stock in exchange for existing shares of Grilled Cheese, which are treated as having been issued as of the date of the Share Exchange Transaction.

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

In May 2013, the Company issued 1,696,834 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders (see note 5a.).

In August 2013, the Company issued 500,000 shares issued at $1.00 per share in connection with the asset purchase agreement (see note 15).

In September 2013, the Company issued to two consultants a total of 47,500 shares of Common Stock valued at $1.00 per share for services rendered. In addition, the Company issued 56,571 shares of common stock valued at $1.00 per share in satisfaction of accounts payable totaling $56,571.

As of September 30, 2013 and December 31, 2012, there were 11,486,905 and 8,442,500 shares of Common Stock issued and outstanding, respectively.

Stock Compensation Plan

During September 2013, the Company adopted the 2013 Equity Plan ("2013 Plan"). An aggregate of 4,000,000 shares of our common stock are reserved for issuance under the 2013 Plan. The 2013 Plan may be administered, interpreted and constructed by the Board or a committee designated by the Board (the “Designee”). The 2013 Plan allows the Designee to grant stock options to employees, directors, senior management and consultants (under certain circumstances described in the 2013 Plan).

 During the nine months ended September 30, 2013, the Company recorded share-based payment expenses amounting to $27,860, in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses during 2013.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the nine months ended September 30, 2013.

The fair value of the options granted during the nine months ended September 30, 2013 are based on the Black Scholes Model using the following assumptions:

Exercise price:	$1.00

Market price at date of grant:	$1.00

Volatility:	80%

Expected dividend rate:	0

Expected terms (years):	10

Risk-free interest rate:	0.03%

   A summary of the activity during 2013 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	-	$-

Granted	1,000,000	3.50
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2013	1,000,000	$3.50	$0

The total compensation cost related to options not yet recognized amounted to approximately $621,209 at September 30, 2013 and the Company expects that it will be recognized over the remaining period of 35 months.

13.      Related Party Transactions

Stockholders advance loans to the Company from time to time to provide financing for operations.

	September 30,	December 31,
	2013	2012
	(Unaudited)
Advances from stockholders	$311	$2,737

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. During the nine months ended September 30, 2013, the Company received $26,200 from stockholders and repaid $28,626.

The Company entered into a number of related party agreements, as described below, all of which continued after the Share Exchange Transaction with Grilled Cheese. The Company recognized consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

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

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the 2012 Private Placement Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in our 2012 Private Placement Offering. For the nine months ended September 30, 2013, the Company incurred fees of $15,000, issued 60,000 shares of common stock valued at $1.00 per share and has an accounts payable balance of $0 as of September 30, 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017, is valued at $2.00 and exercisable on a cashless basis. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. For the nine months ended September 30, 2013, the Company incurred fees of $63,000 and has an accounts payable balance of $37,451 as of September 30, 2013.

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

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional $40,000 upon the final closing of the 2012 Private Placement Offering. For the nine months ended September 30, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $20,000 as of September 30, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

e.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 Private Placement Offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. For the nine months ended September 30, 2013, the Company incurred fees of $16,875, issued 45,000 shares of common stock valued at $0.50 per share and has an accounts payable balance of $22,500 as of September 30, 2013. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional cash success fee of $40,000 upon the final closing of the 2012 Private Placement Offering. For the nine months ended September 30, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $63,347 as of September 30, 2013. In addition, Grandview Capital Partners, Inc., acting as one of the placement agents for the 2012 and 2013 private placement offerings, was issued 330,000 warrants. The warrants were charged to operations at a fair value of $152,978.

On September 6, 2013, the Company entered into the Termination Agreement, whereby the company terminated the Grandview Advisory Agreement with Grandview. The Grandview Advisory Agreement was mutually terminated by the parties because Mr. Goldstein’s relationship with the Company changed. As provided in the Grandview Advisory Agreement and the Termination Agreement, the Company agreed that the provisions relating to the payment of fees (including but not limited to the tail fees specified in the Grandview Advisory Agreement relating to any entities or individuals Grandview introduced to the Company prior to the execution of the Termination Agreement), reimbursement of expenses, indemnification and contribution, independent contractor, conflicts, confidentiality and waiver of the right to trial by jury survive such termination. Peter Goldstein, the recently appointed President, interim Chief Financial Officer, Secretary and Director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview. Mr. Goldstein was also the Company’s founder and served as President and Director of the Company from December 31, 2009 to April 12, 2012. Mr. Goldstein did not hold any officer or director positions with the Company when the Grandview Advisory Agreement was consummated and through the Company’s 2013 Private Placement Offering.

g.	Clark Group Agreement

On August 15, 2012, we entered into the Clark Group Agreement with the Clark Group. General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group. The agreement commenced upon the completion of the Share Exchange Transaction and will continue for a period of two years. This agreement was amended on September 6, 2013.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. For the nine months ended September 30, 2013, the Company incurred fees of $106,668 and has an accounts payable balance of $56,668 as of September 30, 2013.

h.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. For the nine months ended September 30, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $5,929 as of September 30, 2013. As of June 30, 2013 this agreement has been terminated.

14.   Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the nine months ended September 30, 2013 and 2012.

Suppliers	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
A	33%	28%
B	14%	14%

For the nine months ended September 30, 2013 the Company had two suppliers who accounted for approximately $297,000 of their purchases used for production or approximately 47% of total purchases for the nine months then ended. The amounts payable to suppliers A and B at September 30, 2013 were $32,532 and $5,324, respectively. For the nine months ended September 30, 2012 the Company had two main suppliers who accounted for approximately $262,000 of their purchases used for production or approximately 42% of total purchases for the nine months then ended. The amounts payable to suppliers A and B at September 30, 2012 were $4,703 and $1,960, respectively.

15.   Asset Purchase Agreements

On August 8, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among Hook & Ladder Draught House, LLC, a Texas limited liability company (“HL”), KOW Leasing Co., LLC, a Texas limited liability company (“KOW”), Mr. Devaraj, as sole member of HL and KOW, respectively (“Mr. Devaraj” together with HL and KOW, the “Sellers”), the Company and GCT Texas Master, LLC, a Nevada limited liability company and an affiliate of the Company (“GCT-TX”, together with the Company, the “Buyer”).  HL is a mobile food service business that provides food and alcohol out of renovated fire engines.  Pursuant to the Asset Purchase Agreement, the Company agreed to purchase substantially all of the Seller’s rights, title and interests in and to certain assets, properties and rights of every kind, nature and description, tangible and intangible, real, personal or mixed, accrued and contingent, which are owned or leased by Sellers and used in the Seller’s business, including but not limited to all equipment, customer contracts, property leases, intellectual property, vehicles, books and records, licenses and corporate and trade names.

As consideration for the Seller to enter into the Asset Purchase Agreement, the Company agreed to: (i) issue to Sellers 500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) issue a warrant to Sellers to purchase up to 250,000 shares of Common Stock (the “HL Warrant”).  The 500,000 shares of Common Stock issued to the Sellers under the Asset Purchase Agreement are subject to customary piggy-back registration rights and were valued at $1.00 per share. The HL Warrant is exercisable at a price of $1.00 per share (see Note 9), contains customary piggyback registration rights and shall be exercisable for a period of three (3) years. In total the value of the common shares issued were $500,000 and the value of the warrants issued were $128,993 for total consideration of $628,993.

The assets purchased were fixed assets of equipment and vehicles totaling $543,439 and intellectual property valued at $138,944. In addition the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle. The intellectual property is being amortized over the estimated life of the asset of four years. During the three and nine months ended September 30, 2013 and 2012 the Company recognized amortization expense of $4,035 and $0, respectively. The Company will recognize amortization expense of $11,039 in the year ended 2013, $27,789 in the year ended 2014, $27,789 in the year ended 2015, $27,865 in the year ended 2016, $27,789 in the year ended 2017 and $16,673 in the year ended 2018. The Intangible Asset balance at September 30, 2013 is $134,909. In addition the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle.

The Company also agreed to appoint Mr. Devaraj to the Company’s Board, and, for so long as Mr. Devaraj holds any shares of Common Stock, the Board shall take all reasonable actions such that Mr. Devaraj shall be nominated to serve as a member of the Board. Additionally, the Company entered into an employment agreement with Mr. Devaraj, whereby Mr. Devaraj will be employed by the Company as the Director of Business Development for a period of three (3) years

On August 8, 2013, Hook & Ladder Draught House, LLC and KOW Leasing Co., LLC, (assignors) and the Company (assignee) entered into assignment agreement to ensure that all the intellectual property subject of the Asset Purchase Agreement is properly transferred to assignee.

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

On September 12, 2013, the Company, entered into an Asset Purchase Agreement (the “Asset Sale Agreement”), by and between the American Food Truck Group, LLC, a Nevada limited liability company (the “AFT”) and the Company. Pursuant to the Asset Sale Agreement, AFT agreed to purchase from the Company certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to the Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj.

In consideration for the purchase of the assets, AFT agreed to: (i) pay the Company an up-front non-refundable cash payment of $200,000 on or before September 16, 2013, (ii) pay the Company a cash payment of $250,000 upon the closing of the Asset Sale Agreement, and (iii) issue to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in the Buyer upon the closing. In addition, AFT and the Company have agreed to enter into truck rental lease agreements pursuant to which AFT will lease to the Company, or franchisees or licensed operators of the Company, one hundred new food trucks, at prevailing market rates and on such other terms and conditions as mutually agreed to by the parties. Pursuant to the terms of the Asset Sale Agreement, the transaction will close on such date mutually agreed upon by the parties. The Buyer made cash payments of $250,000 as of September 30, 2013 and has been recorded as a deferred sale.

16.   Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. In consideration, AFT paid the Company a final cash payment of $250,000 and (iii) issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT.

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes are currently in default and the Company is negotiating settlements with the note holders.

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500 was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to September 30, 2013. This note is currently in default and the Company is negotiating a settlement with the note holder. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC.

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

From inception until the closing of the Share Exchange Transaction, we solely existed as a vehicle to pursue a business combination. As a result of the Share Exchange Transaction, we ceased our prior operations and, through our wholly-owned subsidiary, Grilled Cheese, now operate as a food truck franchisor, specializing in grilled cheese.

Grilled Cheese, Inc. was a privately held California S corporation, incorporated on September 18, 2009. Immediately prior to the closing of the Share Exchange Transaction, David Danhi and Michelle Grant were the shareholders of Grilled Cheese. Grilled Cheese’s operations to date have consisted of sales of grilled cheese and food related items in their operating food truck, business formation, strategic development, marketing, website development, negotiations with potential franchisees and capital raising activities.

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

Results of Operations:

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Nine Months Ended September 30, 2013	% of Revenue	Nine Months Ended September 30, 2012	% of Revenue

Revenue:
Food truck sales	$998,179	74%	$739,650	76%
Catering and special events	231,181	17%	228,883	24%
Licensed truck	118,810	9%	-	0%
Total revenue	1,348,170	100%	968,533	100%

Cost of Sales:

Food and beverage	422,800	31%	263,733	27%
Food truck expenses	559,832	42%	321,826	33%
Commissary and kitchen expenses	327,212	24%	41,621	4%
Total cost of sales	1,309,844	97%	627,180	65%

Gross Profit	38,326	3%	341,353	35%

Operating Expenses:
General and administrative	1,916,355	142%	285,119	29%
Selling costs	218,340	16%	48,200	5%
Consulting expense - related parties	1,310,712	97%	-	0%
Depreciation	26,876	2%	4,549	0%
Amortization of intangible assets	4,035	0%	-	0%
Total operating expenses	3,476,316	258%	337,868	35%

(Loss) Income From Operations	(3,437,992)	-255%	3,485	0%

Other Expenses:
Interest expense	240,990	18%	1,130	0%
Interest expense - related party	1,138	0%	-	0%
Amortization of debt discount	207,178	15%	-	0%
Amortization of deferred finance costs	61,338	5%	-	0%
Loss on sale of fixed asset	-	0%	1,440	0%
(Loss) Income before provision for income tax	(3,948,636)	-293%	915	0%

Provision for income tax (benefit) expense	(70)	0%	(100)	0%
Net (loss) income	$(3,948,706)	-293%	$1,015	0%

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $1,348,170 for the nine months ended September 30, 2013, as compared to $968,533 for the same period in 2012. The 39% increase in sales is primarily related to the increased popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. During 2012 and 2013, the Company entered in to agreements with a licensees such that the licensees were granted licenses to operate food trucks. The Company began generating revenue from this source in January 2013. Revenue is recognized at the end of each month when the licensees are invoiced and the revenue is booked as a receivable.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $422,800 for the nine months ended September 30, 2013 as compared to $263,733 for the nine months ended September 30, 2012. The 60% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix. As a percentage of food sales revenue, food and beverage cost of sales were 31% for 2013, compared to 27% for 2012.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $559,832 for the nine months ended September 30, 2013, as compared to $321,826 for the nine months ended September 30, 2012. The 74% increase in food truck cost of sales is primarily related to the expansion of the Company’s operations in Phoenix. As a percentage of food sales revenue, food truck cost of sales was 42% for 2013 and 33% for 2012.

Commissary and kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $327,212 for the nine months ended September 30, 2013, as compared to $41,621 for the nine months ended September 30, 2012. The 686% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location. As a percentage of food sales revenue, commissary and kitchen expenses increased to 24% for 2013, compared to 4% for 2012 for the reasons set forth above.

Gross profit. Gross profit for the nine months ended September 30, 2013 decreased by $303,027, or 89%, to $38,326 from $341,353 for the same period in 2012. The gross profit margin decreased from 35% for the nine months ended September 30, 2012 to 3% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 20% and an increase in food truck expenses as a percentage of sales of 9%.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $1,916,355 for the nine months ended September 30, 2013, as compared to $285,119 for the same period in 2012. The 572% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation which are needed to expand the business. Specifically, consulting fees increased to approximately $562,000 compared to $0 in 2012, legal, accounting and other professional fees increased to approximately $260,000 as compared to $18,500 in 2012 and compensation expenses totaled approximately $566,000 compared to $120,000 in 2012.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, advertising, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $218,340 for the nine months ended September 30, 2013, as compared to $48,200 for the same period in 2012. The 353% increase in selling costs relates to marketing wages, sponsorship of an event in Phoenix, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense – related party. Consulting expenses – related party totaled $1,310,712 for the nine months ended September 30, 2013, as compared to $0 for the same period in 2012. The increase relates to the addition of consulting expenses from TRIG which includes monthly fees to consultants as well as $733,000 in stock compensation issued to certain other consultants.

Depreciation. Depreciation expense totaled $26,876 for the nine months ended September 30, 2013, as compared to $4,549 for 2012. The increase relates to the addition of fixed assets late in 2012 and the second and third quarters of 2013 including the addition of approximately $543,000 in fixed assets purchased relating to the Asset Purchase Agreement dated August 8, 2013.

Amortization of intangible assets. Amortization expense totaled $4,035 for the nine months ended September 30, 2013, as compared to $Nil for 2012. The increase relates to the addition of approximately $139,000 in intangible assets purchased relating to the asset purchase agreement dated August 8, 2013.

Other Expenses. Other expenses include interest and amortization expense. For the nine months ended September 30, 2013 other expenses, totaled $510,644 as compared to $2,570 for the same period in 2012. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the nine months ended September 30, 2013 increased by $3,949,721 to a loss of $3,948,706 from a profit of $1,015 for the same period in 2012. The increase in net loss relates to the increase in 2013 of professional fees, general and administrative expenses, interest expense and amortization of debt discount.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three Months Ended September 30, 2013	% of Revenue	Three Months Ended September 30, 2012	% of Revenue

Revenue:
Food truck sales	$303,922	72%	$247,373	72%
Catering and special events	76,965	18%	95,748	28%
Licensed truck	39,693	9%	-	0%
Total revenue	420,580	100%	343,121	100%

Cost of Sales:
Food and beverage	144,496	34%	92,467	27%
Food truck expenses	210,694	50%	78,820	23%
Commissary and kitchen expenses	108,459	26%	(44,734)	-13%
Total cost of sales	463,649	110%	126,553	37%

Gross (Loss) Profit	(43,069)	-10%	216,568	63%

Operating Expenses:
General and administrative	763,125	181%	173,754	51%
Selling costs	54,110	13%	14,626	4%
Consulting expense - related parties	325,035	77%	-	0%
Depreciation	22,619	5%	1,516	0%
Amortization of intangible assets	4,035	1%	-	0%

Total operating expenses	1,168,924	277%	189,896	55%

(Loss) Income From Operations:	(1,211,993)	-287%	26,672	8%

Other Expenses:
Interest expense	89,332	21%	393	0%
Interest expense - related party	427	0%	-	0%
Amortization of debt discount	14,390	3%	-	0%
Amortization of deferred finance costs	27,288	6%	-	0%
Loss on sale of fixed asset	-	0%	-	0%
(Loss) Income before provision for income tax	(1,343,430)	-319%	26,279	8%

Provision for income tax (benefit) expense	204	0%	-	0%
Net (loss) income	$(1,343,226)	-319%	$26,279	8%

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $420,580 for the three months ended September 30, 2013, as compared to $343,121 for the same period in 2012. The 23% increase in sales is primarily related to the increased popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. During 2012 and 2013, the Company entered in to agreements with a licensees such that the licensees were granted licenses to operate food trucks. The Company began generating revenue from this source in January 2013. Revenue is recognized at the end of each month when the licensees are invoiced and the revenue is booked as a receivable.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel.

Food and beverage expenses consist of cheese, poultry, seafood, containers and other types of foods and various types of beverages. Food and beverage cost of sales totaled $144,496 for the three months ended September 30, 2013 as compared to $92,467 for the three months ended September 30, 2012. The 56% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix. As a percentage of food sales revenue, food and beverage cost of sales were 34% for 2013, compared to 27% for 2012.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $210,694 for the three months ended September 30, 2013, as compared to $78,820 for the three months ended September 30, 2012. The 167% increase in food truck cost of sales is primarily related to the expansion of the Company’s operations in Phoenix. As a percentage of food sales revenue, food truck cost of sales was 50% for 2013 and 23% for 2012.

Commissary and kitchen expenses consist of occupancy, equipment and commissary employee compensation. Commissary kitchen expenses totaled $108,459 for the three months ended September 30, 2013, as compared to $(44,734) for the three months ended June 30, 2012. The 342% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up our Phoenix location. As a percentage of food sales revenue, commissary and kitchen expenses increased to 26% for 2013, compared to -13% for 2012 for the reasons set forth above.

Gross (loss) profit. Gross profit for the three months ended September 30, 2013 decreased by $259,637, or 120%, to $(43,069) from $216,568 for the same period in 2012. The gross (loss) profit margin decreased from 63% for the three months ended September 30, 2012 to -10% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 39% and an increase in food truck expenses as a percentage of sales of 27%.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) totaled $763,125 for the three months ended September 30, 2013, as compared to $173,754 for the same period in 2012. The 339% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation which are needed to expand the business.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, advertising, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $54,110 for the three months ended September 30, 2013, as compared to $14,626 for the same period in 2012. The 270% increase in selling costs relates to marketing wages, sponsorship of an event in Phoenix, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense – related party. Consulting expenses – related party totaled $325,035 for the three months ended September 30, 2013, as compared to $0 for the same period in 2012. The increase relates to the addition of consulting expenses as well as the value of shares issued to consultants from TRIG which includes approximately $250,000 in stock compensation issued to consultants.

Depreciation. Depreciation expense totaled $22,619 for the three months ended September 30, 2013, as compared to $1,516 for 2012. The increase relates to the addition of fixed assets late in 2012 and the second and third quarters of 2013 including the addition of approximately $543,000 in fixed assets purchased relating to the asset purchase agreement dated August 8, 2013.

Amortization of intangible assets. Amortization expense totaled $4,035 for the three months ended September 30, 2013, as compared to $Nil for 2012. The increase relates to the addition of approximately $139,000 in intangible assets purchased relating to the asset purchase agreement dated August 8, 2013.

Other Expenses. Other expenses include interest and amortization expense. For the three months ended September 30, 2013 other expenses, totaled $131,437 as compared to $393 for the same period in 2012. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the three months ended September 30, 2013 increased by $1,369,505 to a net loss of $1,343,226 from net income of $26,279 for the same period in 2012. The increase in net loss relates to the increase in 2013 of professional fees, general and administrative expenses, interest expense and amortization of debt discount.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $63,306 and negative net working capital of $1,286,383 at September 30, 2013. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions in which it raised proceeds of $1,650,000 in 2012 and $1,870,000 in 2013 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the nine months ended September 30, 2013 was $3,948,706 and the deficit accumulated by the Company amounts to $6,252,565 as of September 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional financing through debt and equity transactions and other transactions as described in Note 15. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans, by the sale of common stock and through a private placement offering. Cash and cash equivalents as of September 30, 2013 was $63,306, a $14,728 decrease as compared to December 31, 2012. As of September 30, 2013, working capital deficit (current assets less current liabilities) increased to $(1,286,383) from $(838,992), as of December 31, 2012. Cash used in operations of $2,078,518 in 2013 was primarily attributable to the net loss of $3,948,706 offset by adjustments totaling $1,870,188, which primarily relates to an increase in accounts receivable of $658, increase in prepaid expenses and other current assets of $34,752, an increase in notes receivable of $104,290, net increase in accounts payable – related parties and accounts payable of $459,949, an increase in deferred finance costs of $177,100, an increase in accrued interest of $236,491, an increase in accrued compensation of $39,500, common stock, options and warrants issued for services of $1,218,656 and $299,427 of depreciation and amortization. Cash used in operations of $27,346 for the same period in 2012 was primarily attributable to the net income of $1,015 offset by adjustments totaling $26,331, which primarily relates to an increase in accounts receivable of $11,901, decrease in prepaid expenses and other current assets of $12,086, increase in accounts payable and accrued expenses of $12,584, loss on sale of property and equipment of $1,440 and $4,549 of depreciation.

Net cash provided by investing activities was $168,723 for the nine month period in 2013 and $1,200 in the same period in 2012. The Company purchased computer equipment, food service equipment and equipment for the Company’s trucks and received proceeds from deferred sale of intangible assets during the nine months ended September 30, 2013. During the same period in 2012 we sold equipment totaling $1,200.

Net cash provided by (used in) financing activities was $1,855,068 for the nine month period in 2013 and $(19,132) for the same period in 2012. In 2013, we had proceeds of $1,896,200 from convertible notes and shareholder advances and we had payments totaling $41,132 which were payments made for notes payable and a repayment of a loan from a shareholder. During the same period in 2012, we had a bank overdraft of $6,211 and we repaid $12,921 to a note holder and a shareholder.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of September 30, 2013, the company raised approximately $3,520,000 in senior secured notes. Management plans to continue raising capital through increased sales and by engaging in additional debt and equity financing transactions The Company will use the proceeds for operating and working capital, expenses, professional fees, advisory fees and future business.

Total assets increased by $997,178, or 321%, to $1,307,344 as of September 30, 2013 from $310,166 as of December 31, 2012. This increase was primarily attributable to the increase in property and equipment, intangible assets, prepaid expenses, increase in accounts receivable and notes receivable as well as an increase in deferred financing costs and other assets.

Total liabilities increased by $2,386,876, or 94%, to $4,913,272 as of September 30, 2013 from $2,526,396 as of December 31, 2012. This increase was primarily attributable to an increase in accounts payable and accrued expenses totaling $626,825, increase in deferred sales of intangible assets of $250,000, increase in notes payable of $40,884 as well as the issuance of convertible notes payable (short term and long term) totaling $1,474,934.

Total stockholders’ deficit increased by $1,389,698 during 2013. This increase was attributable to the net loss totaling $3,948,706 off-set with the increase in additional paid in capital of $2,555,963 and increase in common stock of $3,045.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

Estimated Useful Lives of Property and Equipment

The estimates of useful lives for property and equipment are significant estimates. Expenditures for the leasehold improvements and equipment when a food truck is first contracted are material. In addition, periodic refurbishing takes place and those expenditures can be material. We estimate the useful life of those assets by considering, among other things, expected use and life of the food truck. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

Stock-Based Compensation

We adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value. Assumption used for the options issued are volatility of 80%, expected term (years) 10, and risk free interest rate of 0.03%. Assumption used for the warrants issued are volatility of 80%, expected term (years) 3-5, and risk free interest rate of 0.60% - 0.91%. For the 9 months ended September 30, 2013, the Company issued 1,000,000 options and 2,037,000 warrants.

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

For licensed truck sales, revenue is based on 6% of gross revenue from truck stop sales collected by the licensee. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable.

Allowance for Doubtful Accounts

Accounts receivable arise primarily from catering and special event sales. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 13, 2013, the Company and American Food Truck Group, LLC, a Nevada limited liability company (the “AFT”) closed (the “AFT Closing”) the transactions contemplated by that certain Asset Purchase Agreement dated September 12, 2013 by and among the Company and AFT (the “Asset Sale Agreement”) as disclosed on the Company’s current report on Form 8-K as filed with the SEC on September 18, 2013. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW Leasing Co., LLC, a Texas limited liability company (“KOW”), which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, Hook & Ladder Draught House, LLC, a Texas limited liability company and Deepak Devaraj. In consideration, AFT paid the Company cash payments totaling $500,000 ($250,000 of which was paid prior to September 30, 2013 and the remainder of which was paid immediately prior to the AFT Closing). Additionally, AFT issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT.

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

Date: November 19, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Robert Y. Lee
Robert Y. Lee
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2013	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

