Form 10-K
period 2013-12-31
Grilled Cheese Truck, Inc.
filed 2014-04-15
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-54070

THE GRILLED CHEESE TRUCK, INC.

Nevada	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

151 North Nob Hill Road, Suite 321

Fort Lauderdale, FL 33324

(949) 478-2571

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

As of March 31, 2014, there were 12,551,217 shares of common stock, par value $0.001 per share, outstanding.

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations of the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These risks and others described under “Risk Factors” may not be exhaustive.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” “we,” “us” and “our” refer to The Grilled Cheese Truck, Inc.

PART I

Item 1.	Business

Introduction

We, through our wholly-owned subsidiary, Grilled Cheese, Inc., are a food truck operation that sells various types of gourmet grilled cheese sandwiches and other comfort foods principally in the Los Angeles, California area. Our trucks currently make multiple stops per week (serving lunch and dinner five days a week) at prearranged locations. Food preparation occurs at our kitchen which supports streamlined operations within the truck by limiting in-truck operations to assembly and grilling. This allows each truck to achieve maximum revenues per hour and deliver melts, Tater Tots™, soups and sides efficiently to our customers. Our business model implements the use of social media and location booking to secure sales at each stop. Our website, www.grilledcheesetruck.com always lists the upcoming schedule of our trucks identifying where each truck will be stopping. During the fiscal year ended December 31, 2013, we expanded our number of company operated food trucks from two to nine and expanded our geographical area to Phoenix, Arizona. Further, we entered into licensing agreements in certain locations in California and test marketed expansion, branding and licensing efforts in California and in the State of Texas.

We are capitalizing on the burgeoning gourmet food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and as of the date of this Annual Report, have accumulated over 120,000 total followers through a variety of social media platforms, including Facebook, Twitter and Instagram. We believe that our use of social media allows us to communicate with a large group of our interested fan base in real time, letting them know exactly when and where our food trucks will be located on a given date.  We believe that providing potential customers with up-to-date information regarding the time and location of our trucks helps promote and drive additional customers to our trucks, therefore increasing our sales at each prospective location. We believe we have established brand presence in certain locations throughout Southern California, in Phoenix, Arizona, but we have sustained losses to date.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended December 31, 2013 was $5,612,919 and the deficit accumulated by us amounts to $7,916,778 over the same period. This raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased food truck sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above, including securing additional sources of financing and attaining profitable operations.   Management cannot provide any assurance that unforeseen circumstances that may occur at anytime within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. We are actively targeting sources of additional financing through debt and equity transactions and other transactions, but there can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

We generate revenue from food and beverage sales through our Company-operated food trucks in Southern California and Phoenix, Arizona. In addition, we generate revenue from licensing the right to use certain portions of our intellectual property. Such licensing not only provides us with revenue, but it also enables us to further establish our brand. We have licensed these intellectual property rights for use in counties throughout California, including Ventura County, Santa Barbara County, and portions of Los Angeles County which are commonly referred to as the San Fernando Valley where our licensees currently license and operate two trucks. Further, we intend to expand nationally and prospectively generate revenue from franchise sales, royalties based on a percentage of sales by franchisees and sales of food products to our franchisees, however there is no guarantee or assurance that we will be able to implement our franchise expansion or that we will be able to collect royalties from the sales made by our potential franchisees. In addition to our potential franchise operations, we intend to expand and increase the number of Company-owned trucks, to begin operating brick and mortar restaurants, and expand our operations within sports venues and airports and bring our food trucks to special events throughout the United States and internationally.

Our Corporate History and Background

We were incorporated in the state of Nevada on December 31, 2009 as GSP-1, Inc.  We were formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end. On July 6, 2011, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” In connection with our acquisition of Grilled Cheese, Inc. on February 19, 2013, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

Our Industry

We believe that the United States retail market for gourmet food trucks is a large, growing and fragmented segment with increasing consumer demand. We believe our Company was and is an early mover in this segment due to our current efforts to become a publically traded gourmet food truck company and a national grilled cheese chain.

We believe gourmet food trucks are an alternative to fast food and quick service restaurants for consumers. Once commonplace only in big cities on the east and west coasts of the United States, food trucks can now be found in both urban and rural areas throughout the United States. The food truck provides a means for the on-the-go person to grab a quick bite at a low cost and is increasingly becoming known for gourmet fare as the popularity of food trucks continues to rise.

We believe the industry is growing so rapidly because gourmet food trucks satisfy the desires of the consumer beyond quality, value and speed. Media venues such as The Food Network, The Cooking Channel and numerous websites highlight the food truck industry and promote the industry with shows and TV series’ dedicated to food trucks.

Strategy

Our objective is to become the leader in the gourmet food truck industry. Each element of our strategy is designed to differentiate and reinforce our Company’s brand and engender a degree of loyalty among our customers. The cornerstones of this strategy include:

•	Maintaining our menu: We are committed to using the best available ingredients in producing the best grilled cheese sandwiches, soups and side dishes. We strive to use fresh ingredients in the preparation of our sandwiches, as opposed to frozen or canned goods. Further, all of our ingredients are side-by-side taste-tested for quality prior to use.

•	Customer Service: We rely on repeat business and view our customers’ interactions with employees as critical to our long-term success. Through our emphasis on training, personal development and equity incentives, we believe we can attract and retain well-qualified, motivated employees committed to providing superior levels of customer service.

•	Marketing: We will continue to build on our social media and mainstream media presence (television, radio, print, etc.) to communicate with existing and future customers. We will reinforce a distinctive brand image built on the quality of our food and customer service experience.

•	Truck Design: Our trucks are typically configured to accommodate a high volume of traffic. Our truck’s design is intended to be casual and comforting. Although a number of customers buy our food and return to their homes and/or offices to eat the purchased food, many of our customers enjoy eating at the truck. Although we do not personally provide organized tables and chairs for dining, we believe that approximately 25% of the locations we serve are set up for street side dining with organized tables and chairs for the customer’s comfort.

•	Truck Locations: Our strategy is to schedule truck locations in selected high-traffic, high-visibility locations in order to realize operating and marketing efficiencies and enhance brand awareness.

•	Hub-and-Spoke: In order to manage costs, ensure compliance with our quality standards and provide consistency to our customers, we control our food preparation from our centrally located kitchens. We believe this hub-and-spoke format provides significant competitive advantages.

•	Expansion: Our expansion strategy is to increase our market share in existing markets and add trucks in new markets where we believe we can become a leading gourmet food truck operator.

•	Employee Relations: We believe that the training and knowledge of our employees and the consistency and quality of the service they deliver are central to our success. We believe that an employee-oriented culture creates a sense of personal responsibility among all employees, resulting in a higher level of customer service. We intend to encourage and support our employees by offering competitive wages and developing relevant benefits.

Trucks

As of December 31, 2013, we generated revenue from retail sales through nine Company- operated food trucks and two licensed trucks operated by third party licensees. All trucks operated by us are rented or leased. We receive 100% of the reported revenue and bear all associated costs from our Company-operated trucks. We collect 6% of gross revenue earned by our third party licensees from the licensed trucks.

Our trucks offer a complete menu of grilled cheese sandwiches ranging from our “Plain and Simple Melts” to our signature melt, “The Cheesy Mac and Rib” that contains proprietary recipes of macaroni and cheese and pulled BBQ pork. In addition, our trucks offer certain special melts including our “Fried Chicken and Waffle Melt” which are available on a limited basis. Our menu also offers dessert melts, homemade tomato soup, Tater Tots™, specialty dipping sauces, our signature bread and butter pickles as well as an assortment of beverages. Our menu is subject to seasonal menu changes to ensure the use of high quality and fresh ingredients and we make custom menus available for our catering clients.

We believe that we offer products that would be found in the gourmet food industry while maintaining menu prices that are average within the industry. We believe that it is this combination of a desirable product, exceptional customer service and competitive prices that will allow us to maintain repeat business from our customers.

Truck Design:

We design each of our trucks in-house and use quality truck wraps to reinforce our brand image. Our trucks are typically configured to accommodate a high volume of traffic. The trucks are typically 176 square feet and can park in a parking area that is 25 feet long by 15 feet deep. Although a number of customers buy our food and return to their homes and/or offices to eat the purchased food, many of our customers enjoy eating at the truck.  Although we do not personally provide organized tables and chairs for dining, we believe that approximately 25% of the locations we serve are set up for street side dining with organized tables and chairs for the customer’s comfort.

Site Selection and Truck Locations

We operate our trucks in high-traffic, high-visibility locations in each of our target markets in order to realize operating and marketing efficiencies and enhance brand awareness. In addition to pedestrian traffic, when determining site location we consider the following factors: (i) direct requests for lunch and dinner stops from local businesses, (ii) direct requests for private caterings and (iii) direct requests for special food and gourmet food truck events.

Our mobility enables us to operate in highly populated areas, including at or near office buildings, in downtown and suburban centers and at or near local businesses that have heavy pedestrian street traffic. It further enables us to adapt in the event that there is a large festival, gathering or public event in our target markets (such as an auto race, professional or college sporting event, event at a school or church or a movie premier) that could enable us to increase our sales.

We also operate our trucks at private locations in connection with caterings for events such as birthdays, graduations, weddings, bar and bat mitzvahs, cast and crew caterings and other special events.

Truck Economics

The current anticipated average cost to obtain a Grilled Cheese Truck franchise is estimated to be under $25,000. However, the $25,000 does not include deposits to lease or rent a truck, an exterior wrap for the truck, a point of sale system, equipment, permits, uniforms and new staff training, which is estimated to be $35,000 (such estimates will differ depending on location). In addition, each franchisee will be responsible for a royalty fee payable to us, however, we have not established such royalty fee yet. There is no guarantee that the royalty structure we ultimately establish will enable us or our franchisees to operate profitability under this model.

For the 12 month period ended December 31, 2013, our mature trucks (in operations for more than 12 months) achieved average sales per-truck during that period of approximately $691,406. During this period, the average mature truck operating income (after all costs of goods sold and all expenses of the truck but before kitchen, administrative and corporate overhead) was $234,766. There is no guarantee that the results presented above are predictive of future sales or operating results given that we anticipate a substantial expansion in to new geographic locations relying on a franchise based model that has not yet been implemented.

Our expansion strategy is to add trucks in existing markets, which include Southern California (currently operating six leased trucks) and Phoenix, Arizona (currently operating three leased trucks). We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

We intend to begin operating trucks in new markets where we believe we can become a leading gourmet food truck in the area. Our business model calls for the sale of up to 100 franchises within twelve months after commencing franchise activities. The 100 trucks would include Company owned trucks, licensed trucks and prospective franchised trucks. Our intent is to develop our veteran training, management and ownership program, with the goal of having 100 qualified veterans owning and operating Grilled Cheese Trucks. There is no guarantee that we will be able to increase the number of trucks that we operate to 100 trucks within twelve months after commencing franchise activities. There are several obstacles that the Company will need to overcome in order to implement our expansion strategy including: (i) obtaining adequate financing, (ii) receiving legal approval for franchising in each respective state in which we seek to expand, (iii) building customer demand in new markets and (iv) streamlining our management and operations.

Truck Operations and Management

Our objective is to maintain quality and consistency in our trucks through the careful training and supervision of personnel and the establishment of standards relating to gourmet grilled cheese preparation, maintenance of facilities and conduct of personnel. We maintain financial and accounting controls for each of our trucks through the use of central accounting and management information systems. Cash is controlled through daily deposits of sales proceeds in local bank accounts.

The typical staff for one of our foods trucks consists of one manager and three hourly employees. Each employee receives an initial 40 hours of training. We seek to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning truck operations. Our management attempts to be responsive to employee concerns by conducting face to face meetings with personnel in each market.

A typical truck will perform 10 prescheduled stops per week. Typical weekday lunch hours of operation are 11:30 a.m. to 2:00 p.m. and typical weekday dinner hours are 6:00 p.m. to 8:30 p.m. Hours of operation on weekends vary depending upon the types of scheduled stops. A typical weekend dinner shift can serve customers as late as 12:00 a.m.

We implemented a new POS system during fiscal year 2013 to include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and implementing advanced point-of-sales (POS) platform that will work for both the Company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations and remotely calculate and collect royalties, all in real time and on a daily basis.

During 2013, our focus was to design, develop and build two kitchens, with one in Los Angeles, California and one in Phoenix, Arizona, and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, tesing and implementation of a training program for US veterans. In the fourth quarter of 2013, we expanded to 11 trucks in operation, which includes a total of nine Company operated and two licensed trucks in operations.

Hub-and-Spoke

We utilize a hub-and-spoke business model. The hub contains our kitchen and social media booking departments, as well as our operational supervision for each market. Each hub services and supports trucks within a 90 minute drive time radius from it. A typical hub can support 10 high-volume trucks. In order to ensure the quality and consistency of our menu items, we supervise and oversee the adherence to recipes, preparation and cooking procedures from our kitchens in the hubs.

A regional food hub is a business or organization that actively manages the aggregation, distribution and marketing of source-identified food products primarily from local and regional producers to strengthen their ability to satisfy client demand. It is designed to increase transportation efficiencies, control quality and in-transit visibility and reduce truck travel and down-time.

The hub-and-spoke operating format has been deployed successfully for decades in transport, airlines, rail and public transit industries in the United States, whereby the hub-and-spoke model is a distribution system of connections arranged around a center location, in which distribution moves along areas connected to the hub at the center. We believe the hub-and-spoke format is the most efficient operating model for multi-unit gourmet food truck operators.

Our ability to grow new territories and to increase the scale of our operations is driven by the increased economics of the hub-and-spoke system. We believe that the hub-and-spoke format can service more Company-operated and/or franchised trucks with a centralized (hub) location that manages the procurement and preparation of our products and quality control for each truck. We are currently utilizing the hub-and-spoke system in Los Angeles where we have the ability to service up to ten trucks from a single (hub) location in Gardena, California.

Over the past year, we implemented the hub-and-spoke format for our Company-operated trucks in Los Angeles, California. Further, we have been focusing on our strategy regarding the implementation of our franchise model. Although we believe that the hub-and-spoke format can be scaled to facilitate our potential franchisees, given the preliminary stage of our Company we have not yet developed a full scale hub-and-spoke economic model applicable to our potential franchisees. As the franchise model is implemented, we will further explore and develop a hub-and-spoke model that is scalable to accommodate our potential franchisees.

Prospective franchisees will be responsible for all the costs associated with development of their franchises, including costs associated with implementing the hub-and-spoke model.

License Agreements

As part of our ordinary course of business, and in conjunction with expanding our overall business plan, we have, and will continue to, enter into license agreements with individuals or entities regarding our intellectual property. Specifically, we have, and will continue to grant, certain exclusive licensing rights regarding our intellectual property, including but not limited to trademarks, copyrights, know-how, trade secrets, software, patents, certain goods and services pertaining to our business, to entities in designated areas, whereby such individuals or entities will be entitled to the use of our intellectual property in connection with their use and sale of our products and our brand name. In exchange for such licenses, we receive a specifically negotiated cash payments, royalty payments and/or equity interests in the licensees.

Veteran Ownership Opportunity

A major component of our business strategy is to market our franchises to United States veterans for our first prospective 100 mobile truck franchise operations. Despite their significant skill sets, many returning veterans experience difficulty finding work upon returning to civilian life. Since September 11, 2001, it is estimated that approximately 2.7 million United States veterans have served in the military with an approximate unemployment rate of 9.2 percent, compared with 7.6 percent of non-veterans, according to the Bureau of Labor Statistics. We believe that given these circumstances United States veterans would be interested in starting or buying a new business or considering doing so. General Wesley Clark, our Director and Senior Veterans Advisors, will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees.

As of the date of this Annual Report, only preliminary steps have been taken to implement our veteran program (including development of a recruitment and training program). Since our focus over the past year has been primarily on expanding our business plan in preparation for implementing our franchise model, we have not yet established any estimated budgets or milestones regarding the implementation of our veteran program. Once the franchise model is in place, we intend to focus on establishing a strategy which focuses on veterans receiving the first 100 franchises, including the scope and the timeframe for implementation of the training, management and ownership of the franchises and methods we anticipate utilizing to assist prospective veteran franchisees to secure financing to acquire a franchise.

Marketing Strengths

We have enjoyed success using social media as our primary marketing effort. With a base of over 120,000 followers on varying sources of social media including Twitter, Facebook or Instagram, our followers are able track our site locations. We have become increasingly adept with our social media marketing, running campaigns to support new offerings or events. We believe that we are an influential ‘Tweeter’ in Los Angeles and are currently one of the most followed food trucks on Facebook and on Twitter. In fact, we were listed as the 3rd most influential ‘Tweeter’ in Los Angeles by WeFollow.com in 2011 and 3rd most influential food truck in 2011 by Klout.com.

With the help of social media, fans of the Grilled Cheese Truck can find out where the truck will be at any moment and get up-to-the-minute updates on specials, new menu items and location changes. We believe these social media initiatives have been a major contributing factor to our success. In particular, we have successfully made our Twitter, Facebook and Instagram following into a direct sales tool, creating a business proposition for prospective franchise owners and licensees, as we believe the networks drive sales and direct customers to the truck’s locations without the need for more traditional (and expensive) local advertising campaigns.

In addition to the success of our social media activities, we have gained national media attention following appearances and/or coverage from the Rachel Ray Show, The Price is Right, ABC Channel 7 (top food truck in Los Angeles), NBC News, Fox News.com, USA Today, Los Angeles Times (best food truck in Los Angeles and Southern California), The Cooking Channel, Food & Wine (best grilled cheese in the U.S.), The Travel Channel, Klout.com (top 10 most influential food trucks – 2011), BBC Travel, MSN.com (the best food on wheels), and Zagat Guide. Additionally, many of the segments featuring the Grilled Cheese Truck continue to be re-aired regularly on the Food Network, the Cooking Channel, the Travel Channel and others.

Products

We serve innovative gourmet grilled cheese melts that are made from seasonal ingredients. We believe that gourmet grilled cheese is the “new pizza.”  This iconic sandwich has been a beloved part of the American food culture since the early 1920’s.  Many Americans have grown up and continue to consume grilled cheese sandwiches as they are often considered a comfort food. Our founder, David Danhi, is an award winning chef and we are committed to upholding his food standards.

Our grilled cheese sandwiches have received numerous accolades and social media notoriety. These awards have been given by various entities that asked their followers to vote for their favorite food truck. Below is a list some of our accolades and the corresponding articles describing the awards:

•	thedailymeal.com as one of Los Angeles 15 Best Foot Trucks of 2013 on July 15, 2013 (http://www.thedailymeal.com/los-angeles-s-15-best-food-trucks-2013);
•	the latimes.com reader’s choice as best food truck (http://www.latimes.com/custompublishing/readerschoice/restaurants/la-ss-readerschoice-grilledcheese-072429011,0,701450.story#axzz2lImZ93yB);
•	the Los Angeles Hot List as number 1 food truck on LA Hot List 2011 (http://la.cityvoter.com/best/food-truck/food/los-angeles/2011);
•	the 2013 number 1 people’s choice award at the Grilled Cheese Invitational in April 2013 (http://grilledcheeseinvitational.com/?p=14250);
•	relish.com as one of America’s top 10 grilled cheese sandwiches on April 9, 2013 (http://relish.com/slideshows/americas-10-best-grilled-cheese-sandwiches-2/); and
•	thedailymeal.com as one of the Sandwiches of the Week: America’s Top 20 New Sandwiches on March 21, 2011 (Thedailymeal.com\ at http://www.thedailymeal.com/america-s-top-20-new-sandwiches?utm_source=Outbrain).

Suppliers

We are committed to producing a delicious, quality, and consistent gourmet grilled cheese sandwich for each of our customers. In order to achieve this goal, we carefully select our suppliers, control the quality of the food that we order and use and oversee food preparations.

We purchase our ingredients primarily through US Foods, Inc. (“US Foods”) pursuant to one year contracts. Though we purchase our ingredients primarily from only one reputable supplier, we have long standing relationships with some of the most reputable food purveyors in the nation due to Mr. Danhi’s 30 years of experience as a professional chef and restaurant executive. Because of these relationships, we believe that we are not dependent upon US Foods in order to continue our business. For the years ended December 31, 2013 and 2012, respectively, US Foods supplied us with approximately $244,000 of our supplies used for production and accounted for approximately 19% of total cost of our sales for the year ended 2013 in contrast with approximately $353,000 of our two supplies used for production and approximately 35% of total cost of sales in the year ended 2012. Our one year contracts with US Foods requires that we provide payment of the purchase price of goods or services acquired from US Foods in accordance with the terms set forth on each invoice. Although we only utilized one primary supplier of goods during 2013 and 2012, management believes that the Company is not solely dependent on US Foods for its food supplies, as management believes that there are ample other suppliers that the Company could engage is a short period of time to supply the required goods on substantially similar terms as US Food.

Gourmet Food Truck Recipes from Renowned Chef

Our food truck offerings are the result of the creative energies of our Chief Creative Officer and director, Mr. Danhi, who is the founder and culinary force behind the Grilled Cheese Truck. Mr. Danhi has been engaged in the restaurant and food business for 30 years, with his melts appearing on numerous lists describing the best grilled cheese creations in the industry. Mr. Danhi was the Executive Chef at the Michelin star Water Grill restaurant in Los Angeles from 1996 to 1998. From 1990 to 1992, Mr. Danhi was Executive Chef at the Roxbury Supper club in Hollywood, California. Mr. Danhi has received numerous accolades including the Robert Mondovi Award of Culinary Excellence (naming him one of the country's top rising star chefs in 1994), best restaurant of the year in 1993 by numerous magazines including Bon Appétit, Esquire and Travel and Leisure, and best crab cakes in Los Angeles two years in a row.

Competition

The mobile food truck and restaurant industry is intensely competitive and we expect to compete in the United States with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. We compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the mobile food truck and restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

The gourmet food truck industry is in its initial stages of demand and we are not aware of other hub-and-spoke multi-unit operators in the food truck industry. We believe we can actively compete in the gourmet food truck industry because of our positive customer feedback, our large social media following, media attention and growth.

Our locations vary depending on the city we are in or the time of day.  There are times our trucks are the only food venue at the location and times where we compete with two to four other food trucks depending on the location. Further, there are times we participate in “food truck lots” or events that will host multiple food trucks with numbers of participants ranging from two trucks to 70 trucks.  The cuisine offerings from other trucks at these events, and in general, vary tremendously, including but not limited to hamburgers, hot dogs, Asian food, Latin American food, European food and desserts.

As stated above, we experience competition from a number of different sources. We consider our primary competition to be other local food trucks that compete for customers at our “planned” stops. Some of our primary competitors in the Los Angeles area are Kogi (Korean/Mexican fusion), Cool Haus (gourmet ice cream sandwiches) and Cousin’s Main Lobster (lobster rolls, etc.). Some of our primary competitors in the Phoenix, Arizona area are Short Leash (hot dogs), Luncha Libre (quesadillas) and Burgers Amore (hamburgers). Further, we consider other quick service restaurants and “fast and casual” restaurant chains, such as McDonald’s and Burger King, to be our direct competitors. No one competitor has a significant presence in our market.

Customers

We have acquired over 120,000 total followers using various social media channels including Facebook, Instagram and Twitter. This has translated to a fan-base of loyal followers and has resulted in long lines of customers at our trucks. This has also translated into increased requests for catering events for private parties (weddings, birthdays, bar mitzvahs) as well as numerous entertainment industry and promotional events, such as movie premieres, cast and crew feeds, new model releases for the automotive industry and the like. Our customer base is consistently growing due to our social medial presence, our constant street presence and continued accolades and food industry awards.

Charitable Foundation and Not-For-Profit Initiatives

On September 6, 2013, our Board of Directors approved the creation of a new charitable foundation.  This foundation is intended to provide financial assistance to the surviving spouses and children of United States military personnel who have died in combat and to United States military personnel suffering from physical and mental disabilities.  As soon as practicable following the formation of the foundation, an application will be filed with the Internal Revenue Service to seek approval of Internal Revenue Code Section 501(c)(3) tax-exempt status for the foundation.  We initially intend to donate up to 1,000,000 shares of our common stock to the foundation, with such shares to be donated from time to time as the Board of Directors determines is prudent.  The Board of Directors delegated to General Clark the responsibility for supervising and administering shares under the foundation. As of the date of this Annual Report, no additional actions have been taken regarding the charitable foundation.

On January 17, 2014, we entered into a letter of intent (the “LOI”) with Orange County Rescue Mission, a non-profit, faith-based organization that provides services to the homeless (“OCRM”). In accordance with the LOI, we have began negotiations with OCRM to create a joint venture entity, whereby we will provide its trucks, menu, brand name and experience to the joint venture and OCRM will provide its kitchen facilities, on-site student workforce and a student sales and marketing team. Together, we intend to create a profitable entity generating revenues which is intended to help create additional jobs and train homeless individuals, students and veterans (with a particular focus on veterans) to transition into the mainstream workforce. Any revenue generated from business opportunities that arise as a result of this joint venture will be split equally between us and OCRM, after accounting for cost of goods sold, kitchen supervisory costs and truck costs. As of the date of this Annual Report, no additional actions have been taken regarding the joint venture with OCRM.

Intellectual Property

Our intellectual property consists of our copyrighted website content and social media pages on Facebook and Twitter, as well as the terms “GCT,” which is a registered trademark, and “The Grilled Cheese Truck,” which at the current time is an unregistered trademark.

The Franchise Business Model

We intend to commence preliminary operations as a franchisor (in addition to our operation as a purveyor of food) pursuant to a food truck business model. As of the date hereof, we have not taken any actions to become a franchisor. Our franchise operations are still in development and we began test marketing in Phoenix, Arizona beginning in the first quarter of 2013. As a franchisor, we expect to generate revenues through franchising fees, the sale of food and supplies to franchisees and continuous royalty payments by franchisees. Our business model calls for the sale of up to 100 franchises within twelve months after commencing our franchise activities, although there are no assurances that we will reach this objective. We are currently researching initial franchise markets in the states of Texas, Arizona, Illinois, Nevada and Florida. Company guidelines will be placed on the geographic locations that franchise trucks will be permitted to operate in. Additionally, our franchises will be required to comply with quality and customer service standards that we will develop internally.

Franchise Costs

Four Wheel - Mobile Grilled Cheese Truck

We intend to primarily offer the first 100 franchises to United States veterans. Franchisees will be required to pay an initial franchise fee and be required to rent or lease a pre–specified and fully equipped mobile food truck. Additionally, franchisees will pay a royalty to us based on revenue earned. Additional costs not included in the initial franchise fee include: truck costs, owner/operator training costs and related travel expense; initial inventory; grand opening expense; local business licenses and permits; home office business equipment and expenses; contributions to our advertising fund; and working capital reserves.

Besides the initial costs, there will also be franchise costs and ongoing expenses. We expect those costs will include:

•	royalty payment based on a percentage of gross sales;
•	cooperative ad fee based on a percentage of gross sales; and
•	local advertising based on a percentage of gross sales.

Each franchisee will also be required to purchase certain ingredients and supplies from us at a profit to us. To reduce this cost to our franchisees, we will strategically place our commissaries to minimize transportation costs associated with these ingredients and supplies. We do not believe that the markup on sales of food and supplies will cause the food truck prices to become overpriced.

Brick and Mortar - Fixed location Grilled Cheese Truck Restaurants

In addition to the initial roll-out of 100 mobile truck franchises, our long-term plan includes the franchising of brick and mortar, or fixed, locations. We are currently performing research and development for potential locations and anticipate opening our first fixed location in 2014. We anticipate that our Company owned restaurant will serve as a springboard to franchise other fixed locations and to provide training for future operators of franchised fixed locations. Franchisees will be required to pay an initial franchise fee and will be responsible for the purchase, lease or sublease of real property on terms suitable for the development of an approved Grilled Cheese Truck retail restaurant operation. Franchisees will also be responsible for payment of all improvement costs necessary to make such Grilled Cheese Truck restaurant suitable for operations. We anticipate that improvement costs, excluding the costs of the land and building, will be between $150,000 to $375,000 per location. Each franchisee will also be required to purchase certain ingredients and supplies from us at a profit to us. Additional costs to the Franchisee will include: owner/operator training costs and related travel expense, initial inventory, grand opening advertising and promotional marketing expense, local business licenses and permits, contributions to our advertising fund and working capital reserves.

Government Regulation of Franchises

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

The FDD must disclose facts about the franchisor, the franchise transaction, and the franchise documents. These facts are consolidated into sections of the FDD called “Items.” The FDD must contain 23 Items, including:

•	a description of the franchisor and any parents, predecessors, and affiliates;
•	profiles of key management and staff personnel, and their business experience;
•	the franchisor’s litigation and bankruptcy history;
•	initial and ongoing fees required to operate the franchised business;
•	the amount of the franchisee’s initial investment;
•	restrictions on the franchisee’s purchases of goods and services;
•	the franchisee’s obligations;
•	financing, if any, that the franchisor may offer prospective franchisees;
•	assistance the franchisor provides;
•	the parties’ territorial rights and obligations;
•	the intellectual property, like trademarks and copyrights, associated with the franchise;
•	renewal and termination provisions;
•	information about franchised and company-owned outlets; and
•	audited financial statements.

There are some exemptions where the franchisor does not have to comply with the Franchise Rule when selling a franchise. These exemptions include:

•	Minimum payment exemption - where required payments to a franchisor total less than $500 during the first six months of operation;
•	Fractional franchise exemption - where the franchisee’s management already has experience in the business being franchised and the sales of the franchise will be 20% or less of the franchisee’s revenues;
•	Large franchise investment exemption - where the investment in the franchise is at least $1 million, excluding the cost of land and franchisor-provided financing; and
•	Large franchisee exemption - where the franchisee is likely to be a particularly sophisticated business operator.

State franchise law

While every franchise business is subject to the franchise rules laid out by the FTC, franchises are also subject to state franchise laws and regulations. While the FTC franchise rule is aimed at all types of franchises, many state regulations are industry-specific. Further, franchise law is not a completely separate body of law, since it also involves other state laws such as trademark, intellectual property, and commercial laws. This means that there can be many different nuances between franchise laws from state to state.

Some states have comprehensive franchise regulations. The franchise laws in these states usually require the franchisor to register with the state government. While the FTC rule states that a FDD must be given to the franchisee, many states with comprehensive franchise laws will have further rules on what must be provided to a potential franchisee. Various states may also require the franchisor to file the necessary documents with the state. States with comprehensive franchise laws will also generally review the franchisor's financial information as well as any documents it plans to give to a potential franchisee.

A primary intention of these high-regulation states is to reduce fraudulent business practices. A state can deny the registration of a franchise business if it determines that franchise documents contain false or misleading information. These states may also deny registration if there are circumstances in which selling the franchise would be deceptive in some manner. The FTC website has information about which states currently have registration or notice requirements.

There are other various franchise laws that apply in certain states. Many states have laws that regulate the relationship between the franchisor and the franchisee, called franchise relationship laws. These relationship laws typically require, for example, that the franchisor have “good cause” in order to refuse to renew a franchise contract with the franchisee.

Government Regulation

General. As a manufacturer and distributor of food products, we are, and our future franchisees will be, subject to food safety regulations including supervision by the United States Food and Drug Administration, which governs the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States. Certain states, counties and municipalities, including the states of California and Vermont and counties including New York County, New York and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards. Additionally, menu labeling legislation has also been adopted on the federal level.

United States. We are, and our future franchisees will be, subject to United States federal laws which will affect the operation of our restaurants and our business. Each of our mobile food trucks must comply with licensing requirements and other regulations (including in the areas of zoning, health, safety and sanitation) that may be disseminated by numerous governmental authorities. Additionally, each truck will need to meet certain inspection requirements as provided by building and fire agencies in the jurisdiction in which the food truck is located. Furthermore, we are, and our future franchisees will be, subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud (an increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information).

As described above, our franchising activities are subject to the rules and regulations of the FTC and various state laws and similar foreign agencies. The rules of the FTC and those of a number of states in which we will be franchising regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We may operate under exemptions from registration in several of these states where and when applicable. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

Environmental Matters

We are subject to various federal, state and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants and food trucks in environmentally sensitive locations may impact aspects of our operations; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by United States governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly.

Employees

As of March 31, 2014, the Company has 66 employees, including 46 full-time and 20 part-time employees, working for us in various capacities.

Corporate Information

Our principal office is located at 151 North Nob Hill Road, Suite 321, Fort Lauderdale, FL 33324. Our telephone number is (949) 478-2571.

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

The report of our independent auditors dated April 14, 2014 on our consolidated financial statements for the year ended December 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. On October 8, 2013, we commenced a “best-efforts” private placement offering of up to $5,000,000 pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). From December 20, 2013 through April 14, 2014, we held closings of our private placement offering whereby the Company received an aggregate of $870,000 from 31 accredited investors. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have a limited operating history in the mobile food truck industry on which to evaluate our potential and determine if we will be able to execute our business plan.

We currently operate six mobile food trucks in Los Angeles, California, where we began our operations in 2009, and have expanded operations to include three additional trucks operating in Phoenix, Arizona that began operations in 2013. Additionally, we have entered into licensing agreements with two additional trucks operating in Ventura, Santa Barbara and the West Valley of Los Angeles, California. Although we are in the process of identifying new locations, we currently primarily rely on our Los Angeles food trucks for the majority of our revenue. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the mobile food truck industry.

In addition, we cannot guarantee that we will be able to achieve our expansion goals or that new mobile food trucks will generate sufficient revenues or be operated profitably. Our ability to expand will depend on a number of factors, many of which are beyond our control. These risks may include, but are not limited to:

•	locating suitable sites in new and existing markets;
•	recruiting, training and retaining qualified corporate and personnel and management;
•	attracting and retaining qualified employees;
•	cost effective and timely planning, design and delivery out of mobile food trucks;
•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the mobile food truck sites;
•	creating customer awareness of our mobile food trucks in new markets;
•	competition in our markets; and
•	general economic conditions.

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

A critical factor in our future viability will be our ability to expand our mobile food truck concept. Our growth plans contemplate acquiring a number of additional mobile food trucks in future months and years, in addition to franchising. If we do not open and operate new mobile food trucks, our growth and results of operations could be harmed significantly. Our ability to access and open new mobile food trucks in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

•	our ability to generate or raise the capital necessary to acquire and open new mobile food trucks;
•	the availability of suitable locations for the mobile food trucks, our ability to compete effectively for those locations, and enter into agreements or obtain permits for such locations on acceptable terms;
•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the mobile food truck sites and the sale of food;
•	labor shortages or disputes; and
•	unforeseen engineering or environmental problems with the premises.

Our future growth plans depend in large part on our ability to identify, attract and retain qualified franchisees and to manage our proposed franchise business.

We expect to grow our business through the franchising of our mobile food truck concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and the franchisees’ ability to timely develop mobile food trucks. We may not be able to recruit franchisees that have the business abilities or financial resources necessary to open mobile food trucks on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate mobile food trucks in a profitable manner.

In addition, a FTC rules require us to furnish prospective franchisees with an FDD containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer our franchises for locations in the state or to state residents. We will have to file and receive approval of our FDD before we can sell franchises. Applicable laws in states provide state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our future franchise operations will be dependent upon our ability to:

•	develop, maintain and enhance the “Grilled Cheese Truck” brand;
•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

•	monitor and audit the reports and payments received from franchisees; and
•	comply with applicable franchising laws, rules and regulations.

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

Our business plan is to grow rapidly by opening new mobile food trucks, expanding upon the locations that our food trucks service, opening a brick and mortar facility and beginning franchising operations. Our planned growth will require us to:

•	significantly improve or replace our existing managerial, operational and financial systems, procedures and controls;
•	begin compliance with complex rules and regulations relating to franchising;
•	manage the coordination between our various corporate functions, including accounting, legal, accounts payable and receivable, and marketing and development;
•	manage, train, motivate and maintain a growing employee base; and
•	manage our relationships with franchisees.

In addition, our expansion plans will likely require us to:

•	make significant capital investments;
•	devote significant management time and effort;
•	develop budgets for, and monitor, food, beverage, labor, occupancy and other costs at levels that will produce profitable operations; and
•	as applicable, budget and monitor the cost of future capital investments.

The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. As a result, it may become more difficult to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement these functions. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions.

Our expansion into new markets may present increased risks due to our unfamiliarity with the geographic area.

As a part of our expansion strategy, we expect that we will be opening mobile food trucks in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, any new mobile food trucks may take several months to reach budgeted operating levels due to problems associated with new mobile food trucks, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by thoroughly researching potential markets and paying careful attention to training and staffing needs, there can be no assurance that we will be able to operate new mobile food trucks in new geographic areas on a profitable basis.

Fluctuations in the cost, availability and quality of our raw ingredients may affect our business, reputation and financial results.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over changes in the price and quality of commodities since we typically do not enter into long-term pricing agreements for our ingredients. We may not be able to pass through any future cost increases by increasing menu prices. We are, and our potential franchisees will be, dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Our ability to maintain local, state and national licenses and permits could adversely affect our financial results and restrict our ability to grow.

We must obtain a food service license from local health authorities as well as other related permits from local and national authorities in order to operate our mobile food trucks. Obtaining and maintaining these permits and licenses is an imperative component of our mobile food truck operations and there can be no assurance that we will remain in compliance with applicable laws or licenses that we have or will obtain. The failure to obtain or maintain our food service licenses and other required licenses, permits and approvals for each food truck could result in our loss of the mobile food truck’s license and would adversely affect our financial results and could impact our growth strategy.

Government regulations affecting franchising could restrict our ability to grow.

We will be subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. We are also subject to various other federal, state and local laws, rules and regulations affecting our business, and our future franchisees will be subject to these laws, rules and regulations as well. Each of our mobile food trucks and those owned by our future franchisees will be subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health and safety. Difficulties in obtaining, or the failure to obtain, required licenses or approvals by our franchisees can delay or prevent the opening of new mobile food trucks in any particular area. Furthermore, there can be no assurance that our franchisees will remain in compliance with applicable laws or licenses that such franchisees will obtain, the failure of which by a mobile food truck could result in the loss of the mobile food truck’s license which would adversely affect our growth strategy.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms, if at all, to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our future success is dependent, in part, on the performance and continued service of David Danhi, our Chief Creative Officer and director.

We are presently dependent to a great extent upon the experience, abilities and continued services of Mr. Danhi, our Chief Creative Officer and director. Mr. Danhi entered into an employment agreement with a three year term, however, Mr. Danhi can terminate the employment agreement after four months with 30 days notice. Although we have a key man insurance policy on Mr. Danhi, the loss of his services could have a material adverse effect on our business, financial condition or results of operation.

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

The mobile food truck and restaurant industry is intensely competitive and we expect to compete in the United States with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. We compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the mobile food truck and restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to expand the number of trucks/franchises, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing and marketing more quickly and more effectively than we can, (2) rapidly expand new product introductions, and (3) spend significantly more on advertising, marketing and other promotional activities than we do, all of which may give them a competitive advantage. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. Such competition may further adversely affect our revenues and profits by reducing our revenues and royalty payments from franchise restaurants.

Our business plan depends on our ability to successfully integrate and manage our future franchise operations.

Our business plan relies on the substantial expansion of our business through the franchising of our mobile food trucks. However, we lack prior experience with establishing and managing franchise operations. The success of our franchises depends upon, among other things, the skills and business acumen of our franchisees, the identification of suitable locations for food truck operations, the effective management of those franchises’ locations, and our managerial and administrative resources. Our future success will depend on our ability to operate and oversee a significant number of franchise food trucks.

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

There is no assurance we can reach our target of 100 franchise operations within the first year of launching our franchising program.

Although our goal is to sell 100 franchises within the first year following launch of our franchise program, there are no assurances that this will occur. Many factors both within and beyond our control, such as general economic and business conditions, our lack of prior franchise experience, insufficient capital and difficulty in recruiting qualified veterans or other franchisees, could substantially decrease our chances of achieving this franchise targets. As of the date of this Annual Report, we have not launched our franchise operations.

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

We intend to have a high percentage of franchise mobile food trucks, and we expect the number of franchises to increase as we continue to implement our growth plans. Our franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices could adversely affect our operating results. Increases in commodity prices could result in higher operating costs, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our customers.

Increases in energy costs, principally fuel, could adversely affect our operating margins and our financial results if we choose not to pass, or cannot pass, these increased costs to our customers. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. Any significant increases in energy costs could result in the imposition of fuel surcharges by our distributors that could adversely affect our operating margins and financial results if we chose not to pass, or cannot pass, these increased costs to our customers.

Increases in labor costs could slow our growth or harm our business.

We are a labor intensive business. Consequently, our success depends in part upon our ability to manage our labor costs and its impact on our margins. We currently seek to minimize the long-term trend toward higher wages in both mature and developing markets through increases in labor efficiencies. However we may not continue to be successful in this regard.

Furthermore, we must continue to attract, motivate and retain employees with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain our service levels, our business and our growth could be adversely affected. Despite current economic conditions, attracting and retaining qualified managers and employees remains challenging and our inability to meet these challenges could require us to pay higher wages and/or additional costs associated with high turnover. In addition, increases in the minimum wage or labor regulations and the potential impact of union organizing efforts in the different states within the United States in which we operate could increase our labor costs. Additional labor costs could adversely affect our margins.

Our operating results depend on the effectiveness of our marketing and advertising programs.

Our revenues are heavily influenced by brand marketing and advertising utilizing social media. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new customers and retain existing customers. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and restaurants will contribute to our advertising fund based on a percentage of our gross sales, our advertising fund expenditures will be dependent upon sales volumes system-wide. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs.

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

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or customers, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well.

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

Risks Related to Our Common Stock

There is no public trading market for our common stock.

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

We may not qualify for OTC Bulletin Board inclusion once we register shares of our common stock.

We believe that, at sometime following effectiveness of a registration statement that the Company may file in the future, our common stock will become eligible for quotation on the OTC Bulletin Board and/or OTCQB Market, which we refer to herein as the OTCBB/OTCQB. No assurances can be given, however, that this eligibility will be granted. OTCBB/OTCQB eligible securities include securities not listed on a registered national securities exchange in the United States and that are also required to file reports pursuant to Section 13 or 15(d) of the Securities Act, and require that the Company be current in its periodic securities reporting obligations.

Among other matters, in order for our common stock to become OTCBB/OTCQB eligible, a broker/dealer member of FINRA, must file a Form 211 with FINRA and commit to make a market in our securities once the Form 211 is approved by FINRA. As of the date of this Annual Report, a Form 211 has not been filed with FINRA by any broker/dealer. If for any reason our common stock does not become eligible for quotation on the OTCBB/OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCBB/OTCQB, any quotation of our common stock would be conducted in the “pink” sheets market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of their shares. The above-described rules may materially adversely affect the liquidity of our securities.

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future in connection with a financing or an acquisition. The issuance of a substantial number of shares of common stock could have the effect of substantially diluting the interests of our existing stockholders and any subsequent sales or resales by our stockholders could have an adverse affect on the market price of our common stock.

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

It is expected our common stock will be trading at less than $5.00 per share if and when it begins trading on a market and will therefore be subject to the Securities and Exchange Commission‘s (or “SEC”) penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

We have incurred increased costs as a public company which may affect our profitability.

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

In the event a market develops for our common stock, the market price of our common stock may be highly volatile, as is the stock market in general, and the market for OTCBB/OTCQB quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance and the sale of a significant amount of these shares may suppress the market price. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became a public company by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide our Company coverage since there is little incentive to brokerage firms to recommend the purchase of its common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

“Emerging growth companies” are subject to lessened disclosure requirements.

“Emerging growth companies” as defined in the JOBS Act, permits certain qualifying companies to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	taking advantage of an extension of time to comply with new or revised financial accounting standards;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have elected not to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and such election not use such transition period is irrevocable.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As of the date of this prospectus, we currently have an interim chief executive officer and an interim chief financial officer, and we are currently in the process of finding their respective permanent replacements. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from investors.

Our directors and executive officers collectively and beneficially own 62.51% of outstanding common stock. David Danhi, our Chief Creative Officer and director, beneficially owns 34.06% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants or other convertible securities is in excess of the various exercise or conversion prices of such convertible securities and the holders of our convertible securities decide to convert such securities into shares of common stock, it will have a dilutive effect on our common stock. As of December 31, 2013, we had (i) outstanding warrants to purchase 4,866,000 shares of our common stock at a weighted average exercise price of $1.89 per share and (ii) outstanding convertible notes that, upon conversion, would provide note holders with an aggregate of 3,520,000 shares of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal office is located at 151 North Nob Hill Road, Suite 321, Fort Lauderdale, FL 33324. Our telephone number is (949) 478-2571.

The Company entered into a lease in Gardena, California to lease an approximately four thousand square foot warehouse facility.  The warehouse facility will be used by the Company to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks.  The lease began on July 1, 2013 and runs through June 30, 2018, with a base rent beginning at $5,310 per month. The facility is currently operating at approximately 50% capacity based on the current number of Company operated and leased trucks. We believe that this facility can sustain our operations, including our intended expansion, over the next 24 months.

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

Holders

As of March 31, 2014, there are approximately 127 record holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On September 20, 2012, we completed a bridge financing for $50,000 principal amount of 12% Secured Notes (the “Additional Notes”) with a total of 4 investors. The Additional Notes had a maturity date of December 6, 2012 and bear interest at twelve percent (12%) per annum. On March 14, 2013, the holders of the Additional Notes agreed to extend the maturity date of the Additional Notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company reached settlements with the note holders. These Additional Notes were directly offered by the Company to investors without the use of a placement agent and offered and sold the Additional Notes in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated under the Securities Act.

On December 27, 2013, in connection with a private placement offering of a promissory note to one investor, the Company issued the note holder 8,000 shares of the Company’s common stock. On January 17, 2014, the promissory note was repaid in full by the Company from the proceeds from the closing of the 506(c) offering.

On April 7, 2014, the Company entered into a consulting agreement with Undiscovered Equities, Inc., whereby Undiscovered Equities will provide certain advisory services to the Company. The consulting agreement became effective on April 8, 2014 and will terminate on May 7, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to Undiscovered Equities, Inc. a one-time cash fee of $7,500 and a one-time issuance of 50,000 restricted shares of the Company’s common stock.

On April 11, 2014, the Company entered into an advisory agreement with PBNJ Advisors, Inc., whereby PBNJ Advisors will provide certain advisory services to the Company. The advisory agreement became effective on April 11, 2014 and will terminate on December 31, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to PBNJ Advisors: (i) a monthly cash payment of $5,600, for an aggregate annual payment of $67,200, with such monthly payments to commence retroactively as of January 1, 2014, (ii) a one-time issuance of 50,000 shares of restricted common stock of the Company, (iii) a one-time grant of warrants to purchase 100,000 shares of common stock, exercisable for a period of 3 years at a price of $2.00 per share, and (iv) up to $400 a month for health insurance. The advisory agreement shall terminate upon (i) the expiration of the term, or (ii) by the Company for cause.

From December 20, 2013 through April 14, 2014, the Company held closings in connection with its $5,000,000 offering under the JOBS Act. The Company closed on approximately $870,000 from a total of 31 accredited investors and will issue an aggregate of 696,000 shares of common stock and 696,000 warrants to purchase shares of common stock to such accredited investors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Although we qualify as an “emerging growth company” as defined in the JOBS Act, and have elected not to take advantage of certain exemptions from various reporting requirements that are available to “emerging growth companies.”

Overview

TRIG Acquisition 1, Inc. was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc. The Company was formed as a vehicle to pursue a business combination. On October 18, 2012 (the “Closing Date”), Trig Acquisition 1, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT”). The Company selected December 31 as its fiscal year end. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

From inception until the closing of the Share Exchange Transaction, we solely existed as a vehicle to pursue a business combination. As a result of the Share Exchange Transaction, we ceased our prior operations on October 18, 2012 and, through our wholly-owned subsidiary, Grilled Cheese, now operate as a gourmet food truck Company, specializing in gourmet grilled cheese.

Grilled Cheese, Inc. was a privately held California S corporation, incorporated on September 18, 2009. Immediately prior to the closing of the Share Exchange Transaction, David Danhi was the majority shareholder of Grilled Cheese. Grilled Cheese’s operations to date have consisted of sales of grilled cheese and food related items in their food trucks, business formation, strategic development, marketing, website development, negotiations with prospective licensees and franchisees and capital raising activities.

The Grilled Cheese Truck is a gourmet food truck that sells various types of gourmet grilled cheese and other comfort foods principally in the Los Angeles, California area and in Phoenix, Arizona. Each of our trucks currently makes approximately ten stops per week (lunch and dinner five days a week) at prearranged locations. We are a hub and spoke operator, whereby all the food preparation occurs at our kitchens which support streamlined operations within the truck by limiting truck activity to assembly and grilling to focus on customer service, allowing the truck to achieve maximum revenues per hour and delivering melts, Tater Tots™, soups and sides efficiently and consistently to its customers. Our business model implements the use of social media and advance location booking to secure high sales per stop. Our website, www.thegrilledcheesetruck.com lists the weekly schedule where the trucks will be stopping.

We are capitalizing on the burgeoning food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and as of the date of this prospectus, have accumulated over 120,000 followers through a variety of social media platforms, including Facebook and Twitter. The gourmet food truck industry is in an early stage of development and is highly fragmented and is expected to grow year over year for the foreseeable future.

We believe that the use of social media allows us to communicate with a large group of an interested customers and our fan base in real time, letting them know exactly where and when our food trucks will be located.  We believe that providing potential customers with up-to-date information regarding the time and location of our trucks helps promote and drive additional customers to our trucks, therefore increasing our sales at each prospective location. We believe we have established brand presence in certain locations, such as Southern California and Phoenix, Arizona, but have sustained losses to date.

We are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), which permits us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of an extension of time to comply with new or revised financial accounting standards;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Although we qualify as an emerging growth company under the JOBS Act, we have elected not to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and such election not use such transition period is irrevocable.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses totaling $5,612,919 of which $3,050,682 were non-cash items and cash used in operations totaling $2,562,237. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended December 31, 2013 was $5,612,919 and the deficit accumulated by us amounts to $7,916,778 as of December 31, 2013. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability with the proceeds of it’s current offering of $5,000,000 of financings through an equity transactions. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above. Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in our current offering or subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

We generated revenue from retail sales through eight company operated food trucks and two trucks operated by third-party licensees. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2014. All trucks are rented or leased. For our company operated trucks, we receive 100% of reported revenue and bear all associated costs. On licensed trucks, we collect 6% of gross revenue of the third-party licensees. We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

We implemented a new POS system during fiscal year 2013 to include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and with implementing this advanced point-of-sales (POS) platform that will work for both company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations and remotely calculate and collect royalties, all in real time and on a daily basis.

During 2013 the company focus was to design, develop and build two kitchens, with one in Los Angeles and one in Phoenix and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, testing and implementation of a training program for US veterans. In the fourth quarter of 2013 we expanded to include a total of nine Company operated and two licensed trucks in operations.

Results of Operations:

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Twelve Months Ended December 31, 2013	% of Revenue	Twelve Months Ended December 31, 2012	% of Revenue

Revenue:
Food truck sales	$1,484,802	73%	$953,682	73%
Catering and special events	424,116	21%	354,813	27%
Licensed truck	120,414	6%	-	0%
Total revenue	2,029,332	100%	1,308,495	100%

Cost of Sales:

Food and beverage	659,683	33%	358,213	27%
Food truck expenses	1,004,571	50%	457,488	35%
Commissary and kitchen expenses	468,805	23%	194,216	15%
Merchandise	-	0%	2,387	0%
Total cost of sales	2,133,059	105%	1,012,304	77%

Gross (Loss) Profit	(103,727)	-5%	296,191	23%

Operating Expenses:
General and administrative	2,532,334	125%	994,644	76%
Selling costs	293,648	14%	121,099	9%
Consulting expense	1,652,087	81%	146,762	11%
Depreciation	12,120	1%	7,375	1%
Amortization of intangible assets	4,035	0%	-	0%
Impairment of fixed assets	142,309	7%	-	0%
Impairment of intangible assets	134,909	7%	-	0%
Total operating expenses	4,771,442	235%	1,269,880	97%

Loss From Operations	(4,875,169)	-240%	(973,689)	-74%

Other Expenses:
Interest expense	335,486	17%	47,530	4%
Interest expense - related party	1,521	0%	458	0%
Interest income	(2,784)	0%	-	0%
Amortization of debt discount	321,568	16%	167,109	13%
Amortization of deferred finance costs	88,638	4%	2,326	0%
Amortization of restricted shares	8,000	0%	-	0%
Gain on settlement of debt	(14,679)	-1%	-	0%
Loss on sale of fixed asset	-	0%	1,440	0%
Loss before provision for income tax	(5,612,919)	-277%	(1,192,552)	-91%

Provision for income tax (benefit) expense	-	0%	(100)	0%
Net loss	$(5,612,919)	-277%	$(1,192,452)	-91%

Revenue. Sales generated from food trucks, catering and special events and licensed truck sales totaled $2,029,332 for the year ended December 31, 2013, as compared to $1,308,495 for the same period in 2012. The 55% increase in sales during 2013 is primarily related to the increased number of trucks in the fourth quarter of 2013 and the popularity of the Company’s truck sales and catered events as well as the additional source of revenue generated from our licensed truck sales. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013. During 2013, the Company entered into 2 agreements with licensees such that the licensees were granted licenses to operate food trucks. The Company began generating revenue from licensees in January 2013. Revenue is recognized at the end of each month when the licensees are invoiced and the revenue is booked as a receivable.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The increase in cost of sales is primarily related to the increased in the number of trucks during 2013 and specifically in the fourth quarter of 2013, the popularity of the Company’s truck sales and catered events as well as the start up costs for the additional source of revenue generated from our licensed truck sales.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. Food and beverage cost of sales totaled $659,683 for the year ended December 31, 2013 as compared to $358,213 for the year ended December 31, 2012. The 84% increase in food and beverage cost of sales is primarily related to the increase in sales as well as the expansion of the Company’s operation in Phoenix and Los Angeles. As a percentage of food sales revenue, food and beverage cost of sales were 33% for 2013, compared to 27% for 2012. There was an increase in food costs due to the expansion of trucks, and kitchen and live or real time food training.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. Food truck cost of sales totaled $1,004,571 for the year ended December 31, 2013, as compared to $457,488 for the year ended December 31, 2012, which represented a 120% increase. The increase in food truck cost of sales was primarily related to the expansion of the Company’s operations in Phoenix and Los Angeles. As a percentage of food sales revenue, food truck cost of sales was 50% for 2013 and 35% for 2012, this increase in Food truck expenses was related to startup costs and training of truck staff personnel for expanding operations and from three (3) to eleven (11) trucks.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. Kitchen expenses totaled $468,805 for the year ended December 31, 2013, as compared to $194,216 for the year ended December 31, 2012. The 141% increase in commissary kitchen expenses is primarily related to the increase in staff wages, the related payroll taxes, an increase in rent and costs associated with setting up and expanding our Phoenix and Los Angeles locations. As a percentage of food sales revenue, kitchen expenses increased to 23% for 2013, compared to 15% for 2012 for the reasons set forth above. There was an increase in kitchen expenses which was related to the opening, establishing and outfitting the new kitchen, startup costs and training of kitchen personnel for expanding operations and from three (3) to eleven (11) trucks.

Gross profit. Gross (loss) profit for the year ended December 31, 2013 decreased by $399,918, or 135%, to a gross loss of $(103,727) from a gross profit of $296,191 for the same period in 2012. The gross profit margin decreased from 23% for the year ended December 31, 2012 to -5% for the same period in 2013. The change in gross profit relates to the increase in commissary and kitchen expenses as a percentage of sales of 8%, an increase in food truck expenses as a percentage of sales of 15% and an increase of food and beverage expenses as a percentage of sales of 6%.The decrease in gross profit was attributable to the startup and expansion expenses incurred to develop and build out two new kitchens and grow the Company from three (3) to eleven (11) trucks.

General and administrative expenses. General and administrative expenses (consisting of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead) totaled $2,532,334 for the year ended December 31, 2013, as compared to $994,644 for the same period in 2012. The 155% increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation which are needed to expand the business and prepare the Company for public trading. Specifically, consulting fees increased to approximately $456,000 compared to $195,589 in 2012, legal, accounting and other professional fees increased to approximately $373,000 as compared to approximately $165,223 in 2012 and compensation expenses totaled approximately $906,000 compared to approximately $295,000 in 2012.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks, totaled $293,648 for the year ended December 31, 2013, as compared to $121,099 for the same period in 2012. The 142% increase in selling costs relates to marketing wages, sponsorship and participation in new events in Phoenix and Los Angeles, the purchase of a van to transport crew to truck stops rather than renting vans and upgrades related to the Company’s website.

Consulting expense, related party. Consulting expenses totaled $1,652,087 for the year ended December 31, 2013, as compared to $146,762 for the same period in 2012. The increase relates to the addition of non-recurring consulting expenses as well as monthly fees to consultants and as stock compensation totaling $743,500.

Depreciation. Depreciation expense totaled $12,120 for the year ended December 31, 2013, as compared to $7,375 for 2012. The increase relates to the addition of fixed assets late in 2012 and the second and third quarters of 2013 including the addition of approximately $543,000 in fixed assets purchased relating to the KOW Asset Purchase Agreement dated August 8, 2013.

Amortization of intangible assets. Amortization expense totaled $4,035 for the year ended December 31, 2013, as compared to $Nil for 2012. The increase relates to the addition of approximately $139,000 in intangible assets purchased relating to the KOW asset purchase agreement dated August 8, 2013.

Impairment of fixed assets. Impairment of fixed assets totaled $142,309 for the year ended December 31, 2013, as compared to $Nil for 2012. The increase relates to the impairment of vehicles based on an appraisal. The vehicles were acquired as a part of the KOW Asset Purchase Agreement dated August 8, 2013.

Impairment of intangible assets. Impairment of intangible assets totaled $134,909 for the year ended December 31, 2013, as compared to $Nil for 2012. The increase relates to the full impairment of certain intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. purchased on August 8, 2013 related to the KOW Asset Purchase Agreement. Since purchasing the intangible assets, the Company has not realized any benefit.

Other Expenses. Other expenses include interest and amortization expense. For the year ended December 31, 2013 other expenses, totaled $737,750 as compared to $218,863 for the same period in 2012. Other expenses includes interest expense, interest income, amortization of deferred financing, amortization of restricted stock, amortization of debt discount and gain on settlement of debt. The increase in other expenses relates to interest and amortization related to the issuance of notes payable.

Net loss. Net loss for the year ended December 31, 2013 increased by $4,420,467 to a loss of $5,612,919 from a loss of $1,192,452 for the same period in 2012. The increase in net loss relates to the increase in 2013 of professional fees, general and administrative expenses, interest expense and amortization of debt discount.

Liquidity and Capital Resources

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $42,359 and negative net working capital of $2,192,022 at December 31, 2013. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions in which it raised proceeds of $1,650,000 in 2012 and $2,144,000 in 2013 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the year ended December 31, 2013 was $5,612,919 and the deficit accumulated by the Company amounts to $7,916,778 as of December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital and to implement the execution of its business plan to become cash flow positive from the completion of its offering and equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional in its current offering and equity transactions. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans, by the sale of common stock and through a private placement offering. Cash and cash equivalents as of December 31, 2013 was $42,359, a $35,675 decrease as compared to December 31, 2012. As of December 31, 2013, working capital deficit (current assets less current liabilities) increased to $(2,192,022) from $(838,992), as of December 31, 2012. Cash used in operations of $2,562,237 in 2013 was primarily attributable to the net loss of $5,612,919 offset by adjustments totaling $3,050,682, which primarily relates to an increase in accounts receivable of $12,528, increase in prepaid expenses and other assets of $61,606, an increase in notes receivable of $226,828, net increase in accounts payable – related parties and accounts payable of $1,112,545, an increase in deferred finance costs of $179,350, an increase in accrued interest of $326,024, an increase in accrued compensation of $124,500, common stock, options and warrants issued for services of $1,273,190, an increase in impairment expense of $277,218, a gain on settlement of debt of $14,679 and $442,360 of depreciation and amortization. Cash used in operations of $1,101,277 for the same period of 2012 was primarily attributable to the net loss of $1,192,452 offset by adjustments totaling $91,175, which primarily relates to increase in accounts receivable of $5,346, increase in prepaid expenses and other assets of $25,814, net increase in accounts payable related parties and accounts payable of $88,039, an increase in deferred finance costs of $147,684, an increase in accrued interest $40,901, decrease in accrued compensation of $43,445, an increase in other current liabilities of $1,809 and an increase of $176,810 of depreciation and amortization.

Net cash provided by investing activities was $397,494 for the twelve month period in 2013 and $(13,196) in the same period in 2012. The Company purchased computer equipment, food service equipment and equipment for the Company’s trucks and received proceeds from deferred sale of intangible assets during the year ended December 31, 2013. During the same period in 2012 we incurred capital expenditures of $14,395 primarily related to the purchase and lease of food service equipment and vehicles.

Net cash provided by financing activities was $2,129,068 for the twelve month period in 2013 and $1,124,730 for the same period in 2012. In 2013, we had proceeds of $1,996,200 from convertible notes and shareholder advances, $130,000 from proceeds related to a subscription agreement, $44,000 from proceeds of a promissory note and we had payments totaling $41,132 which were payments made for notes payable and a repayment of a loan from a shareholder. During the same period in 2012, we had proceeds of $1,675,006 from convertible notes, promissory notes and shareholder loans and we had payments totaling $550,276 which were payments made to a minority shareholder, a repayment of a note payable and a repayment of a loan from a shareholder. The Company was in default with its promissory note holders for a total of $50,000 of which $12,500 relates to a related party. The Company reached settlements with the note holders during the first quarter of 2014.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of December 31, 2013, the Company raised approximately $3,520,000 in senior secured notes. Management plans to continue raising capital from its current offering of equity financing for up to $5,000,000 and believes that upon successful completion of the offering, the Company will be able to implement the expansion plan and become cash flow positive within twelve months from the closing of the $5,000,000 offering. The Company will use the proceeds for operating and working capital and significantly expanding the number of trucks and stores and professional fees.

Total assets increased by $1,047,514, or 338%, to $1,357,680 as of December 31, 2013 from $310,166 as of December 31, 2012. This increase was primarily attributable to the increase in property and equipment, intangible assets, prepaid expenses, increase in accounts receivable and notes receivable as well as an increase in deferred financing costs and other assets.

Total liabilities increased by $3,707,715, or 147%, to $6,234,111 as of December 31, 2013 from $2,526,396 as of December 31, 2012. This increase was primarily attributable to an increase in accounts payable and accrued expenses totaling $1,439,274, increase in deferred sales of intangible assets of $450,000, increase on deferred licensing revenue of $250,000, increase in notes payable and promissory notes of $84,884 as well as the issuance of convertible notes payable (short term and long term) totaling $1,489,324.

Total stockholders’ deficit increased by $2,660,201 during 2013. This increase was attributable to the net loss totaling $5,612,919 off-set with the increase in additional paid in capital of $2,949,359 and increase in common stock of $3,359.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013 and 2012.

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

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share. The Company recorded a fair value of $178,959 or $0.72 per option, relating to these options. (ii) 250,000 options with an exercise price of $3.00 per share. The Company recorded a fair value of $165,892 or $0.66 per option, relating to these options. (iii) 250,000 options with an exercise price of $4.00 per share, The Company recorded a fair value of $156,053 or $0.62 per option, relating to these options, and (iv) 250,000 options with an exercise price of $5.00 per share. The Company recorded a fair value of $148,164 or $0.59 per option, relating to these options. Each of the options are exercisable for a term of 10 years. Our options were valued using the Black-Scholes method and assumption used for the options issued are as follows; volatility of 80%, expected term (years) 10, and risk free interest rate of 0.03%.

In addition, the Company determined a fair value of $1 per share of common stock for the year ended December 31, 2013. The fair of the Company’s common stock was determined based on valuation performed by Management, which took into consideration, where applicable, cash received, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The fair value of the Company’s common stock on each grant date are adjusted to estimated fair value and the volatility in general economic conditions, stock markets, earnings or revenue multiples of comparable companies and other qualitative and quantitative factors may result in significant changes in the estimated fair value of the Company’s common stock from period to period.

The Company determined the estimated selling share price in this offering to be $1.25 per share of common stock. As a result, there is a difference between the fair value used in these measurements and the offering price of our common stock in this offering. The difference in the estimated offering price of our common stock in this prospectus of $1.25 and the fair value of our option grants of $0.72, $0.66, $0.62 and $0.59 over the past nine months is attributed to the following developments. We have expanded the markets served, the number of trucks and potential for master franchise sales, increased marketing activities, attracted and hired new employees and the purchase of the KOW assets along with the Agreement with the American Food Truck Group. These factors are not considered in measuring the fair value of equity we grant as compensation or consideration.

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

For other critical accounting policies, please refer Note 3 – Summary of Significant Accounting Policies in notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the consolidated financial statements or notes thereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

As of the date of this Annual Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this Annual Report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 7, 2014, the Company entered into a consulting agreement with Undiscovered Equities, Inc., whereby Undiscovered Equities will provide certain advisory services to the Company. The consulting agreement became effective on April 8, 2014 and will terminate on May 7, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to Undiscovered Equities, Inc. a one-time cash fee of $7,500 and a one-time issuance of 50,000 restricted shares of the Company’s common stock.

On April 11, 2014, Mr. Nicholas Koutsivitis submitted his resignation as the Company’s Treasurer, effective immediately following filing this Annual Report. As a result, Mr. Goldstein was appointed, and will assume the role of Treasurer effective immediately following the filing of this Annual Report.

On April 11, 2014, the Company entered into an advisory agreement with PBNJ Advisors, Inc., whereby PBNJ Advisors will provide certain advisory services to the Company. The advisory agreement became effective on April 11, 2014 and will terminate on December 31, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to PBNJ Advisors: (i) a monthly cash payment of $5,600, for an aggregate annual payment of $67,200, with such monthly payments to commence retroactively as of January 1, 2014, (ii) a one-time issuance of 50,000 shares of restricted common stock of the Company, (iii) a one-time grant of warrants to purchase 100,000 shares of common stock, exercisable for a period of 3 years at a price of $2.00 per share, and (iv) up to $400 a month for health insurance. The advisory agreement shall terminate upon (i) the expiration of the term, or (ii) by the Company for cause.

On October 8, 2013, we commenced a “best-efforts” private placement offering of up to $5,000,000 pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). From December 20, 2013 through April 14, 2014, we held closings of our private placement offering whereby the Company received an aggregate of $870,000 from 31 accredited investors and will issue an aggregate of 696,000 shares of common stock and 696,000 warrants in connection with such closings.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report:

Name	Age	Position
David Danhi	47	Chief Creative Officer and Director
Robert Y. Lee	51	Executive Chairman, Director, Interim Chief Executive Officer
Peter Goldstein	51	Director, President, Interim Chief Financial Officer and Secretary
General Wesley Clark	67	Director and Senior Veterans Advisor
Deepak Devaraj	35	Director, Director of Business Development

David Danhi, Chief Creative Officer and Director. Since September 6, 2013, Mr. Danhi has served as our Chief Creative Officer. From October 18, 2012 through September 6, 2013, Mr. Danhi served as our Chief Executive Officer and served as a director of the Company since October 18, 2012. Mr. Danhi was the founder and creative culinary management behind the Grilled Cheese Truck since 2009 at formation. Mr. Danhi has been engaged in the restaurant and food business for 30 years with his melts having appeared on numerous lists being named some of the best grilled cheese creations in the industry. Mr. Danhi also owns and manages DD Factor, a hospitality recruiting company which he bought in 2005 and has been in operation since 1959. DD Factor has been an integral part of identifying management for southern California restaurants. Before buying the company, Mr. Danhi spent six successful years as a recruiter at DD Factor (previously known as Factor and Associates before he changed its name upon his successful purchase). Mr. Danhi’s culinary career includes Company Executive Chef at Kings Seafood Company from 1996 to 1999 and Opening Chef at Habana Restaurant in Costa Mesa, a Nuevo Latino restaurant that received best new restaurant in Orange County in 1995. Mr. Danhi was also Executive Chef at the now Michelin stared Water Grill restaurant from 1996 to 1998. From 1990 to 1992, Mr. Danhi was Executive Chef at the Roxbury Supper Club in Hollywood. In addition, Mr. Danhi held the Executive Chef position at Georgia restaurant in Hollywood from 1993 to 1995. At Georgia, Mr. Danhi received numerous accolades including the Robert Mondovi Award of Culinary Excellence (naming him one of the country's top rising star chefs in 1994), best restaurant of the year in 1993 by numerous magazines including Bon Appétit, Esquire and Travel and Leisure, and best crab cakes in Los Angeles two years in a row.

Mr. Danhi is qualified to serve on our Board of Directors because of his experience in the food industry and as founder of the Grilled Cheese, Inc.

Robert Lee, Interim Chief Executive Officer, Director. Mr. Lee is currently our Executive Chairman of the Board of Directors and interim Chief Executive Officer. From June 24, 2013 to September 6, 2013, Mr. Lee served as our Principal Financial Officer and has served as our Chairman of the Board since July 2012. Mr. Lee is an entrepreneur and an experienced capital markets executive. Mr. Lee was the Founder, Chairman and Chief Executive Officer of U.S. Dry Cleaning, the largest operator of dry cleaning operations in the United States. Mr. Lee was an independent investor from 2001 through 2005 and became Chairman of U.S. Dry Cleaning in 2005. Mr. Lee successfully restructured the company in 2010 and 2011 pursuant to a Chapter 11 reorganization, positioning the company for the next generation of activity, overseeing financing, secured new management and oversaw the development of a pipeline of accretive acquisitions. Mr. Lee’s career spans 30 years of retail consumer experience. He has opened, acquired, managed, and operated over 500 video retail stores from 1981 through 2000. As CEO or Chairman, he lead and completed Reverse Mergers, an IPO, multiple M&A transactions, having generated over $100 million in capital formation through both institutional and high net worth investors. Mr. Lee led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an 18 store regional chain to more than 130 video rental stores located in 12 states. As of March 2000 (following the sale of forty-nine stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed 307 corporate stores and an additional 80 franchised locations.

Mr. Lee is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur and a capital markets executive.

On July 12, 2013, our former Chief Executive Officer resigned. This resignation was not due to any disagreements with our company. The Board of Directors determined that, due to management’s resources and relative skills, Mr. Lee was qualified to act in such capacity as Interim Chief Executive Officer until we can identify a qualified executive to assume the role of Chief Executive Officer. In this case, it is anticipated that Mr. Lee will serve as Interim Chief Executive Officer for a period of less than 12 months until a qualified executive may be identified and appointed as the Company’s new Chief Executive Officer.

Peter Goldstein, Director, President, Interim Chief Financial Officer and Secretary. Mr. Goldstein has served as our Director, President and Interim Chief Financial Officer since September 6, 2013. Mr. Goldstein was also our Founder and served as our President and Director from December 31, 2009 to April 12, 2012. Mr. Goldstein served as the Founder, Chief Executive Officer and Director of Grandview Capital, Inc., a registered broker-dealer and an investment banking and securities brokerage firm, from December 2006 to April 2012. Mr. Goldstein has also served as the Founder, CEO and Chairman of Grandview Capital Partners, Inc. since December 1999. Grandview Capital Partners, Inc. operated as an office of supervisory jurisdiction for Blackwall Capital Markets, Inc., from May 14, 2012 until September 9, 2013.

Since March 2013, Mr. Goldstein has served as a Chairman of the Board of Directors, Principal Financial Officer and Treasurer of Staffing 360 Solutions, Inc. Additionally Mr. Goldstein is the co-founder of TRIG Capital Group, LLC, a New York-based private equity firm formed in 2011.From March 2008 to April 2012, Mr. Goldstein served as the Founder, Chief Executive Officer and Director of Grandview Capital Advisors, Inc., a registered investment advisory firm, registered in the state of Florida. Since May 2006, Mr. Goldstein has served as the President and Director of Grandview Consultants, a company which provides management consulting services. From January 1997 through September 2008, Mr. Goldstein was Founder, President and Director of Global Business Resources, which provided financial, operational and organizational consulting services to private and emerging companies within the United States and international markets.

Mr. Goldstein has an MBA in International Business from the University of Miami and holds the Series 7, 24, 79, 99 and 66 registrations with FINRA. He is also a member of the National Investment Banking Association.

On June 21, 2013, our former Chief Financial Officer resigned. This resignation was not due to any disagreements with our company. The Board of Directors determined that, due to management’s resources and relative skills, Mr. Goldstein was qualified to act in such capacity as Interim Chief Financial Officer until we can identify a qualified executive to assume the role of Chief Financial Officer. In this case, it is anticipated that Mr. Goldstein will serve as Interim Chief Financial Officer for a period of less than 12 months to manage a period of transition within the organization until a qualified executive may be identified and appointed as the Company’s new Chief Financial Officer. Further, on April 11, 2014, Mr. Nicholas Koutsivitis resigned as the Company’s Treasurer, effective immediately following filing this Annual Report. As a result, Mr. Goldstein was appointed, and will assume the role of Treasurer effective immediately following the filing of this Annual Report.

Mr. Goldstein is qualified to serve on our Board of Directors because of his experience as an entrepreneur and extensive capital markets experience.

General Wesley Clark, Director. General Clark is currently the Vice Chairman of the Board of Director, as of July 12, 2013, and has served as our Senior Veterans Advisor since the closing of the Share Exchange. General Clark is a highly decorated, retired four-star general and successful businessman. General Clark spent 34 years in the Army and Department of Defense, receiving many military decorations, several honorary knighthoods, and a Presidential Medal of Freedom. From 2007 to 2012, General Clark was Chairman of Rodman & Renshaw Holding, LLC, a NY-based investment bank. Since March 2003, he has been the Chairman and CEO of Wesley K. Clark & Associates, a strategic advisory firm that he founded that same year. From 1997 to 2000, after receiving his four-star general rank, General Clark became widely recognized in his role commanding Operation Allied Force during the Kosovo War, where he was designated the Supreme Allied Commander Europe for NATO. General Clark graduated valedictorian at West Point and received a Rhodes Scholarship to the University of Oxford.

General Clark is qualified to serve on our Board of Directors because of his business, military and political experience and his Capital Market experience.

Deepak Devaraj, Director, Director of Business Development.   On September 6, 2013, Mr. Devaraj was appointed as a Director and Director of Business Development. Prior to joining our company, from June 2012 until August 8, 2013, Mr. Devaraj served as the Chief Executive Officer of KOW Leasing Co., LLC, a Texas limited liability company.  Further, from June 2012 until August 8, 2013, Mr. Devaraj served as Chief Executive Officer of Hook & Ladder Draught House LLC, a mobile food and beverage truck.  Mr. Devaraj served as Senior Vice President of Fixed Income at Southwest Securities from July 2001 to June 2012.

Mr. Devaraj is qualified to serve on our Board of Directors because of his experience in all aspects of the food truck industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports filed with the SEC, none of the Company’s Reporting Persons have filed the Section 16(a) reports.

Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics that applies to our officers, employees and directors.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are “independent directors” as defined by in the rules of The NASDAQ OMX Group, Inc. listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this prospectus. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future. In addition, we have secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2013 and 2012 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

David Danhi	2013	$150,000	$-	$-	$-	$150,000
Chief Creative Officer (1)	2012	$69,825	$-	$-	$-	$69,825

David Horin	2013	$31,250	$-	$-	$-	$31,250
Former Chief Financial Officer (2)	2012	$31,250	$-	$10,070	$-	$41,320

Robert Lee	2013	$140,000	$-	$-	$-	$140,000
Executive Chairman, Interim Chief Executive Officer (3)	2012	$137,500	$40,000	$-	$-	$177,500

Alfonso J. Cervantes,	2013	$-	$-	$-	$-	$-
Former President, Secretary (4)	2012	$-	$-	$-	$-	$-

Nicholas Koutsivitis(5)	2013	$40,000	$-	$-	$-	$40,000
	2012	$-	$-	$-	$-	$-

Peter Goldstein	2013	$45,000	$-	$-	$-	$45,000
President, Interim Chief Financial Officer of Grilled Cheese (6)	2012	$-	$-	$-	$-	$-

1)	Mr. Danhi, the majority shareholder of Grilled Cheese prior to the Share Exchange, was appointed Chief Executive Officer of the Company following the Share Exchange on October 18, 2012. Since September 6, 2013, Mr. Danhi has served as our Chief Creative Officer. From October 18, 2012 through September 6, 2013, Mr. Danhi served as our Chief Executive Officer and served as a director of the Company since October 18, 2012. Mr. Danhi earned $150,000 and $69,825 for 2013 and 2012, respectively.

2)	On August 15, 2012 we entered into an agreement with Chord Advisors, LLC whereby Chord was engaged to provide us with comprehensive outsourced accounting solutions (this agreement was deemed effective as of August 1, 2012). Specifically, this agreement provided that Mr. Horin’s name could be used when identifying the Chief Financial Officer of the Company. Accordingly, Mr. Horin’s salary derived from this agreement is deemed executive compensation. On September 1, 2012, in connection with this agreement, the Company granted Mr. Horin 100,000 warrants with a term of three (3) years and an exercise price of $2.00. The value of the warrants at the time of the grant was $10,070. Mr. Horin was appointed Chief Financial Officer following the Share Exchange on October 18, 2012. On June 21, 2013, Mr. Horin submitted his resignation.

3)	Mr. Lee, our Executive Chairman, earned $137,500 in 2013 as compensation from his employment agreement, dated July 16, 2012, as amended on September 6, 2013. Mr. Lee earned $87,500 in 2012. In addition, Mr. Lee received a signing bonus of $80,000 of which $40,000 has been paid. Prior to execution of his employment agreement, Mr. Lee was paid $50,000 by the Company for his services as a consultant. At December 31, 2013, Mr. Lee was paid $97,500 and is owed $64,500.

4)	Mr. Cervantes served as our Principal Executive Officer through October 18, 2012. Mr. Cervantes did not receive any compensation in his capacity as President and Secretary of the Company. Mr. Cervantes, as President of Trilogy Capital Partners, Inc., did receive $70,000 and $187,500 in 2013 and 2012, respectively, in his role as an investor relations consultant to the Company.

5)	Mr. Koutsivitis was appointed treasurer of the Company on May 6, 2013. Mr. Koutsivitis did not receive any compensation in 2012 for his role. Prior to his appointment as treasurer, Mr. Koutsivitis was paid $9,000 by the Company for his services as a consultant. At December 31, 2013, Mr. Koutsivitis was paid $32,000 and is owed $8,000. On April 11, 2014, Mr. Koutsivitis resigned the Company’s treasurer, effective immediately after the filing of this Annual Report.

6)	Mr. Goldstein has served as our Director, President and Interim Chief Financial Officer since September 6, 2013. Prior to his appointment as Director, President and Interim Chief Financial Officer, Mr. Goldstein was paid $83,000 by the Company for his services as a consultant pursuant to the consulting agreement with Grandview Capital. At December 31, 2013 Mr. Goldstein was paid $0 is owed $60,000.

Employment Agreements

Robert Lee

On July 16, 2012, the Company entered into an employment agreement (the “Lee Employment Agreement”) with Robert Y. Lee to serve as our Executive Chairman.  The agreement stipulates that Mr. Lee will work no fewer than twenty (20) hours per week.  In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of our company, or any business which our company contemplates conducting or intends to conducts.

Pursuant to the terms of the Lee Employment Agreement, as amended, we will pay Mr. Lee $120,000 annually. In addition, Mr. Lee will receive reimbursement for all reasonable expenses which Lee incurs during the course of performance under the Lee Employment Agreement. In addition to his annual compensation, we paid Mr. Lee a signing bonus of $80,000, of which $40,000 was paid from the proceeds at the final closing of the 2012 Private Placement Offering on April 18, 2013 and an additional $40,000 remains due. The term of the Lee Employment Agreement is for eighteen months. Mr. Lee can terminate the Lee Employment Agreement after four months with 30 days notice. We can terminate the Lee Employment Agreement upon notice to Mr. Lee.

On September 6, 2013, we entered into Amendment No. 1 to the Employment Agreement (the “Amended Lee Agreement”) with Robert Y. Lee which amends the Lee Employment Agreement dated July 16, 2013. The Amended Lee Agreement provides that Mr. Lee will be appointed as Interim Chief Executive Officer of the Company. Mr. Lee will also continue in his role as Executive Chairman of the Board of Directors. The Amended Lee Agreement has a one year term and will pay Mr. Lee a salary of $240,000 per annum with certain expense reimbursements. In the event that Mr. Lee is replaced as Chief Executive Officer and this agreement is terminated, Mr. Lee is entitled to receive all compensation, benefits and expenses, as provided in the Amended Lee Agreement, for a period of 12 months following the replacement.

Mr. Lee will be entitled to certain milestone and performance based bonuses, as described below.  In the event that our common stock is listed for quotation on the OTC Bulletin Board, OTCQB Market, or any other quotation or exchange and within 18 months of commencement of trading, the stock price exceeds $5.00 per share, the Mr. Lee will be granted warrants to purchase 700,000 shares of common stock at an exercise price of $2.00. These warrants will contain cashless exercise and will be exercisable for a period of three years from the date that they are granted. Additionally, the Mr. Lee is entitled to a cash bonus of $100,000 if the Company completes a private placement offering pursuant to the new Jumpstart Our Business Startups Act in which the Company raises a minimum of $5,000,000 in net proceeds. Mr. Lee is also entitled to certain performance bonuses if we meet certain revenue driven milestones.

In addition to the milestone and performance bonuses, Mr. Lee is entitled to receive certain payments, on a case-by-case basis and on terms and compensation to be negotiated separately from the Amended Lee Agreement and evidenced in a separate agreement, for Mr. Lee’s role with respect to any business development or any management support activities as may be requested or desired by the Company. Mr. Lee will also receive compensation for any referrals that cause us to consummate a licensing agreement.

David Danhi

On October 18, 2012, we entered into an employment agreement (the “Danhi Employment Agreement”) with David Danhi. The agreement stipulates that Mr. Danhi will work no fewer than (40) hours per week. Pursuant to the terms of the Danhi Employment Agreement, the Company will pay Mr. Danhi $150,000 annually. In addition, Mr. Danhi will receive reimbursement for all reasonable expenses which Danhi incurs during the course of performance under the Danhi Employment Agreement. The term of the Danhi Employment Agreement is for three years. Mr. Danhi can terminate the Danhi Employment Agreement after four months with 30 days notice. We can terminate the Danhi Employment Agreement upon notice to Mr. Danhi.

Deepak Devaraj

On August 8, 2013, and in connection with the Asset Purchase Agreement, we entered into an employment agreement (the “Devaraj Employment Agreement”) with Devaraj. Pursuant to the Devaraj Employment Agreement, Devaraj was appointed as Director of Business Development and will be appointed to the Board. The term of employment is for a period of three (3) years, subject to an additional 3 year extension based upon the mutual agreement of the Company and Devaraj. The Devaraj Employment Agreement stipulates that Devaraj devote substantially all of his time to the Company. Devaraj will be entitled to certain benefits, including reimbursement for certain expenses and vacation days. The Devaraj Employment Agreement may be terminated by us upon death, Devaraj’s inability to continue performing his duties under the agreement, a material breach of the provisions of the agreement or for cause (as such term is defined in the Devaraj Employment Agreement).

In consideration for entering into the Devaraj Employment Agreement, Mr. Devaraj will receive the following fully vested options to purchase shares of our common stock: (i) 250,000 options with an exercise price of $2.00 per share, (ii) 250,000 options with an exercise price of $3.00 per share, (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. Mr. Devaraj will not be entitled to a base salary, but will receive compensation, on a case-by-case basis and on terms to be negotiated separately from the Devaraj Employment Agreement and evidenced in a separate agreement, for Mr. Devaraj’s role with respect to any business development or any management support activities as may be requested or desired by us. Further, in the event Mr. Devaraj introduces us to a prospective party that results in us entering into a licensing agreement or franchise agreement, Mr. Devaraj shall receive a (a) 5% commission on the first year of the license or franchise fee paid to us, (b) 4.5% commission on the second year of the license or franchise fee paid to us, (c) 4% commission on the third year of the license or franchise fee paid to us, (d) 3.5% commission on the fourth year of the license or franchise fee paid to us, (e) 3% commission on the fifth year of the license or franchise fee paid to us, and (f) 2.5% commission for the remainder of the term of the license or franchise agreement.

The Clark Group

On August 15, 2012, we entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and will continue for a period of two years. The Clark Group Agreement was subsequently amended by Amendment No. 1 to the Clark Group Agreement, on September 6, 2013.

Pursuant to the Clark Group Agreement, as Amended, General Wesley K. Clark will serve as our Vice Chairman of the Board of Directors and Officer of Senior Veterans Advisor. Prior to the Commencement Date, we paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, we will pay the Clark Group $200,000 per year. We will also execute a warrant agreement providing the Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated to be $1.00 per share. The Clark Warrants will be exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. In addition, pursuant to Amendment No. 1, The Clark Group‘s annual compensation was increased from $200,000 a year to $240,000 a year and received an additional 500,000 warrants (“Additional Clark Warrants”). Such Additional Clark Warrants are immediately vested, exercisable for a period of three years and have an exercise price of $1.00. The shares of common stock issuable upon exercise of the Clark Warrants and Additional Clark Warrants are being registered in this prospectus.

Further, the Clark Group will also be entitled to certain milestone and performance based bonuses. In the event that our common stock is listed for quotation on the OTC Bulletin Board, OTCQB Market, or any other quotation or exchange and within 18 months of commencement of trading, the stock price exceeds $5.00 per share the Clark Group will be granted warrants to purchase 700,000 shares of common stock at an exercise price of $2.00. These warrants will contain cashless exercise and will be exercisable for a period of three years from the date that they are granted. Additionally, the Clark Group is entitled to a cash bonus of $100,000 if we complete a private placement offering pursuant to the new Jumpstart Our Business Startups Act in which we raise a minimum of $5,000,000 in net proceeds. The Clark Group is also entitled to certain performance bonuses if we meet certain revenue driven milestones.

Peter Goldstein

On September 6, 2013, the Company entered into an employment agreement (the “Goldstein Employment Agreement”) with Peter Goldstein. Pursuant to the terms of the Goldstein Employment Agreement, Mr. Goldstein was appointed President, Interim Chief Financial Officer, Secretary and Director of the Company. Mr. Goldstein will receive a salary of $180,000 per annum and is entitled to certain expense reimbursements. The term of the Goldstein Employment Agreement is one year. In the event that Mr. Goldstein is replaced as Chief Financial Officer and this agreement is terminated, Mr. Goldstein is entitled to receive all compensation, benefits and expenses, as provided in the Goldstein Employment Agreement, for a period of 12 months following the replacement.

Mr. Goldstein will be entitled to certain milestone and performance based bonuses.  In the event that our common stock is listed for quotation on the OTC Bulletin Board, OTCQB Market, or any other quotation or exchange and within 18 months of commencement of trading, the stock price exceeds $5.00 per share, the Mr. Goldstein will be granted warrants to purchase 700,000 shares of common stock at an exercise price of $2.00. These warrants will contain cashless exercise and will be exercisable for a period of three years from the date that they are granted. Additionally, the Mr. Goldstein is entitled to a cash bonus of $100,000 if we complete a private placement offering pursuant to the new Jumpstart Our Business Startups Act in which we raise a minimum of $5,000,000 in net proceeds. Mr. Goldstein is also entitled to certain performance bonuses if we meet certain revenue driven milestones.

In addition to the milestone and performance bonuses, Mr. Goldstein is entitled to receive certain payments, on a case-by-case basis and on terms and compensation to be negotiated separately from the Goldstein Agreement and evidenced in a separate agreement, for his role with respect to any business development or any management support activities as may be requested or desired by the Company. Mr. Goldstein will also receive compensation for any referrals that cause us to consummate a licensing agreement.

Outstanding Equity Awards at 2013 Fiscal Year End

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Deepak Devaraj			1,000,000		(1)	9/8/23

(1)	Mr. Devaraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the year ended December 31, 2013. The Company recorded share-based payment expenses amounting to $82,394.

2013 Equity Plan

On September 6, 2013, our board of directors adopted the 2013 Equity Plan. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2013 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 4,000,000 shares of common stock has been reserved for issuance under this plan. The plan expires on September 6, 2023. Our board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of one or more members, that has been appointed by the board of directors, except that once our common stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The board of directors will have the power to determine which persons eligible under the plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. If the board of directors delegates administration of the plan to a committee, the committee will inherit all of the powers possessed by the board of directors.

Transferability

Option awards are not transferable other than by will or by the laws of descent and distribution unless otherwise provided in the individual option agreement.

Change of Control Event

In the event of a change in control, then, without the consent or action required of any holder of an option award (in such holder’s capacity as such):

(i) Any surviving corporation or acquiring corporation or any parent or affiliate thereof, as determined by the board of directors in its discretion, will assume or continue any option awards outstanding under the plan in all or in part or shall substitute to similar stock awards in all or in part; or

(ii) In the event any surviving corporation or acquiring corporation does not assume or continue any option awards or substitute to similar stock awards, for those outstanding under the plan, then: (a) all unvested option awards will expire (b) vested options will terminate if not exercised at or prior to such change in control; or

(iii) Upon change in control the board of directors may, in its sole discretion, accelerate the vesting, partially or in full, in the sole discretion of the board of directors and on a case-by-case basis of one or more option awards as the board of directors may determine to be appropriate prior to such events.

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of the company are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder hold or purchased under the plan, in accordance with the instructions issued by the board of directors, whose determination shall be final.

Termination of Employment/Relationship

In the event of termination of the option holders employment with the company or any of its affiliates, or if applicable, the termination of services given to the company or any of its affiliates by consultants of the company or any of its affiliates for cause (as defined in the plan), all outstanding option awards granted to such option holder (whether vested or not) will immediately expire and terminate on the date of such termination and the holder of option awards will not have any right in connection to such outstanding option awards, unless otherwise determined by the board of directors. The shares of common stock covered by such option awards will revert to the plan.

On September 6, 2013, we issued to Mr. Devaraj fully vested options to purchase shares of common stock in connection with his employment agreement: (i) 250,000 options with an exercise price of $2.00 per share, (ii) 250,000 options with an exercise price of $3.00 per share, (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years.

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2013 and 2012, except as follows:

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)

Dimitri Villard (1)	2013	$-	$13,125	$-	$-	$13,125	$26,250
	2012	$-	$13,125	$-	$-	$13,125	$26,250
Deepak Deveraj (2)	2013	$-	$-	$-	$82,394	$-	$82,394
	2012	$-	$-	$-	$-	$-	$-
General Wesley K. Clark (3)	2013	$-	$-	$-	$-	$472,447	$472,447
	2012	$-	$-	$-	$-	$100,000	$100,000

1)	On July 16, 2012, we entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, Mr. Villard would perform advisory services for us, as well as serving as member of our Board of Directors. In compensation, we will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our Common Stock which were issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby we will issue $22,500 worth of shares over the requisite service period based upon a $.50 per share price of common stock (based on 50% of the per share price of common stock sold in the 2012 Private Placement Offering). Mr. Villard did not receive any cash payments or shares in 2012. Mr. Villard resigned as a director on September 6, 2013.
2)	Mr. Deveraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the year ended December 31, 2013. The Company recorded share-based payment expenses amounting to $82,394.
3)	Commencing April 12, 2012, the Company paid the Clark Group $200,000 per year for a period of 24 months. Pursuant to the Clark Group Agreement, General Wesley K. Clark serves as Vice Chairman and Senior Veterans Advisor of the company. On September 6, 2013, the agreement with the Clark Group was amended (the “Amended Clark Agreement”). Pursuant to the Amended Clark Agreement, the Clark Group will be paid $240,000 per year in cash in twelve equal installments, payable on the first day of each month in the amount of $20,000. In addition, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock. The warrants have an exercise price of $1.00 and are exercisable for a period of three years from the date of the Amended Clark Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2014 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 12,551,217 shares of common stock outstanding on March 31, 2014.

Name of Beneficial Owner (1)(2)	Common Stock	Convertible Securities	Common Stock Beneficially Owned	Percent of Class **
David Danhi	4,275,000	-	4,275,000	34.06%
Robert Y. Lee (3)	700,000	600,000	1,300,000	9.88%
Deepak Devaraj (4)	500,000	1,625,000	2,125,000	14.98%
General Wesley Clark (5)	-	500,000	500,000	3.83%
Peter Goldstein (6)	1,000,000	930,000	1,930,000	14.31%

Robert Rein	845,000	-	845,000	6.73%
Trilogy Capital Partners, Inc. (7)	1,000,000	600,000	1,600,000	12.16%
Joshua Capital, LLC (3)	700,000	-	700,000	5.57%
Brian Pallas (11)	473,000	2,475,000	2,948,000	19.61%
GCT TX, LLC (8)	-	1,725,000	1,725,000	12.08%
GCT San Diego, LLC (9)	-	750,000	750,000	5.63%
QSR Investments, LLC (10)	-	1,687,500	1,687,500	11.85%
Directors and officers as a group (5 persons)			10,130,000	62.51%

*	represents less than 1.0%

**	The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the 12,551,217 shares currently issued and outstanding.

(1)	Unless otherwise indicated, the address of each person is The Grilled Cheese Truck, Inc., North Nob Hill Road, Suite 321, Fort Lauderdale, FL 33324.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Includes (i) warrants to purchase 600,000 shares of common stock which are currently exercisable and (ii) 700,000 shares of common stock held by Joshua Capital, LLC, of which Mr. Lee is the sole owner.
(4)	Includes (i) 500,000 shares of common stock, (ii) 375,000 shares of common stock issuable upon the exercise of warrants which are immediately exercisable, (iii) 250,000 shares of common stock issuable upon conversion of a promissory note which may be converted immediately and (iv) 1,000,000 options to purchase common stock issued pursuant to the Company’s 2013 Equity Plan which are immediately exercisable.
(5)	Includes 500,000 shares of common stock issuable upon exercise of a warrant that is immediately exercisable.
(6)	Includes (i) 1,000,000 shares of common stock, (ii) 600,000 shares of common stock issuable upon exercise of a warrant which is immediately exercisable and (iii) 330,000 shares of common stock issuable upon exercise of warrants held by Grandview Capital Partners, Inc. Mr. Goldstein, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.
(7)	Includes (i) 1,000,000 shares of common stock and (ii) 600,000 shares of common stock issuable upon the exercise of warrants which are immediately exercisable. Our former President, Secretary and director, who resigned each of the respective positions on June 21, 2013, Alfonso J. Cervantes, owns 100% equity interest in Trilogy Capital Partners, Inc.
(8)	Includes (i) 1,150,000 shares of common stock issuable upon conversion of a promissory note which may be converted immediately and (ii) 575,000 shares of common stock issuable upon exercise of a warrant that is immediately exercisable.
(9)	Includes (i) 500,000 shares of common stock issuable upon conversion of a promissory note which may be converted immediately and (ii) 250,000 shares of common stock issuable upon exercise of a warrant that is immediately exercisable.
(10)	Includes (i) 1,125,000 shares of common stock issuable upon the exercise of warrant which is immediately exercisable and (ii) 562,500 shares of common stock issuable upon conversion of a promissory note which may be converted immediately.
(11)	Includes (i) 473,000 shares of common stock owned directly by Mr. Pallas, (ii) an aggregate of 1,725,000 shares of common stock issuable upon the conversion of certain promissory notes and warrants held by GCT TX, LLC, of which Mr. Pallas is a managing member, and (iii) an aggregate of 750,000 shares of common stock issuable upon the conversion of certain promissory notes and warrants held by GCT San Diego, LLC, of which Mr. Pallas is a managing member. Mr. Pallas is also the managing director the American Food Truck Group, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party in the Company’s last fiscal year or in any proposed transaction to which we are proposed to be a party:

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

On September 6, 2013, we entered into a termination agreement (the “Placement Agent Termination Agreement”), whereby we terminated our placement agency agreement (the “Placement Agreement”) with Grandview Capital Partners, Inc. entered into on May 29, 2013 because Mr. Goldstein’s relationship with the Company changed. The Company agreed that the provisions relating to the payment of fees (including but not limited to the tail fees specified in the Placement Agreement relating to any entities or individuals Grandview Capital Partners, Inc. introduced to the Company prior to the execution of the Placement Agent Termination Agreement), expenses, rights of first refusal, confidentiality, indemnification and contribution and the Company’s indemnification obligations survive the termination of the Placement Agreement. Mr. Goldstein did not hold any officer or director positions with us when the Placement Agreement was consummated and through our most recent private placement offering. Further, on September 9, 2013, Grandview Capital Partners, Inc. terminated its relationship with Blackwall Capital Markets, Inc. and is no longer operating as an office of supervisory jurisdiction for Grandview.

Also see Note 14 – Related Party Transactions in notes to consolidated financial statements.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2013	December 31, 2012
Audit fees	$67,500	$35,000
Audited related fees	$-	$-
Tax fees	$-	$-
All other fees	$5,000	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by RBSM LLP and Sherb & Co., LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2013 or 2012.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

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

(3)	Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between TRIG Acquisition 1, Inc., GCT, Inc., Grilled Cheese, Inc., Michele Grant, and David Danhi dated October 18, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Bylaws (5)
4.1	Form of Note for October 2012 Offering (6)
4.2	Form of Warrant for October 2012 Offering (7)
4.3	Form of Note for July 2012 Offering (8)
4.4	Form of Warrant to TRIG Capital Group, LLC for July 2012 Offering (9)
4.5	Form of Note for June 2013 Offering (10)
4.6	Form of Warrant for June 2012 Offering (11)
4.7	Form of Warrant issued pursuant to an Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (12)
10.1	Registration Rights Agreement by and between TRIG Acquisition 1, Inc. and Michele Grant, dated October 18, 2012 (13)
10.2	Form of Subscription Agreement for October 2012 Offering (14)
10.3	Form of Registration Rights Agreement (15)
10.4	Danhi Employment Agreement (16)
10.5	Chord Advisor Agreement (17)
10.6	PBNJ Advisory Agreement (18)
10.7	Amendment to TRIG Capital Group, LLC Advisory Agreement (19)
10.8	Clark Group Agreement (20)
10.9	Advisory Agreement between Richard M. Cohen Consultants, Inc. and the Company, dated July 16, 2012 (21)
10.10	Form of Note Purchase Agreement in connection with the July 2012 Offering (22)
10.11	Form of Repurchase Agreement (23)
10.12	Advisory Agreement between TRIG Capital Group, LLC and the Company, dated July 16, 2012 (24)
10.13	Investor Relations Agreement between Trilogy Capital Partners, Inc. and the Company, dated July 16, 2012 (25)
10.14	Advisory Agreement between Dimitri Villard and the Company, dated July 16, 2012 (26)
10.15	Employment Agreement between Robert Lee and the Company, dated July 16, 2012 (27)
10.16	Advisory Agreement between Grandview Capital Partners, Inc. and the Company, dated July 16, 2012 (28)
10.17	Form of Subscription Agreement for August 2012 Offering (29)
10.18	Form of Subscription Agreement for June 2013 Offering (30)
10.19	Form of Registration Rights Agreement (31)
10.20	Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (32)
10.21	Employment Agreement with Deepak Devaraj dated August 8, 2013 (33)
10.22	Form of Amendment No. 1 to the Advisory Agreement with Dimitri Villard, dated September 6, 2013 (34)
10.23	Form of Amendment No. 1 to the Term Sheet with Wesley K. Clark & Associates, LLC, dated September 6, 2013 (35)
10.24	Form of Amendment No. 1 to the Employment Agreement with Robert Y. Lee, dated September 6, 2013 (36)
10.25	Form of Employment Agreement with Peter Goldstein, dated September 6, 2013 (37)
10.26	Asset Purchase Agreement by and between the Company and American Food Truck Group, LLC, dated September 12, 2013 (38)
10.28	Placement Agent Termination Agreement, dated September 6, 2013 *
10.29	Stock Purchase Agreement with Trilogy Capital Partners, dated April 12, 2012 (39)
10.30	Form of Standard Catering Agreement *

14.1	Code of Conduct and Ethics *
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Office*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
101	Interactive Data File (XBRL)*

* Filed herewith.

(1) Previously filed as Exhibit 2.1 to Form 8-K filed on October 24, 2012.

(2) Previously filed as Exhibit 3.1 to Form 10-12G/A filed on September 14, 2010.

(3) Previously filed as Exhibit 3.1 to Form 8-K filed on July 6, 2011.

(4) Previously filed as Exhibit 3.1 to Form 8-K filed on April 29, 2013.

(5) Previously filed as Exhibit 3.2 to Form 10-12G/A filed on September 14, 2010.

(6) Previously filed as Exhibit 4.1 to Form 8-K filed on October 24, 2012.

(7) Previously filed as Exhibit 4.2 to Form 8-K filed on October 24, 2012.

(8) Previously filed as Exhibit 4.1 to Form 8-K filed on July 25, 2012.

(9) Previously filed as Exhibit 4.2 to Form 8-K filed on July 25, 2012.

(10) Previously filed as Exhibit 4.1 to Form 8-K filed on June 26, 2013

(11) Previously filed as Exhibit 4.2 to Form 8-K filed on June 26, 2013

(12) Previously filed as Exhibit 10.2 to Form 8-K filed on August 14, 2013.

(13) Previously filed as Exhibit 10.1 to Form 8-K filed on October 24, 2012.

(14) Previously filed as Exhibit 10.2 to Form 8-K filed on October 24, 2012.

(15) Previously filed as Exhibit 10.3 to Form 8-K filed on October 24, 2012.

(16) Previously filed as Exhibit 10.4 to Form 8-K filed on October 24, 2012.

(17) Previously filed as Exhibit 10.5 to Form 8-K filed on October 24, 2012.

(18) Previously filed as Exhibit 10.6 to Form 8-K filed on October 24, 2012.

(19) Previously filed as Exhibit 10.7 to Form 8-K filed on October 24, 2012.

(20) Previously filed as Exhibit 10.8 to Form 8-K/A filed on December 11, 2012.

(21) Previously filed as Exhibit10.1 to Form 8-K filed on July 25, 2012.

(22) Previously filed as Exhibit 10.2 to Form 8-K filed on July 25, 2012.

(23) Previously filed as Exhibit 10.3 to Form 8-K filed on July 25, 2012.

(24) Previously filed as Exhibit 10.4 to Form 8-K filed on July 25, 2012.

(25) Previously filed as Exhibit 10.5 to Form 8-K filed on July 25, 2012.

(26) Previously filed as Exhibit 10.6 to Form 8-K filed on July 25, 2012.

(27) Previously filed as Exhibit 10.7 to Form 8-K filed on July 25, 2012.

(28) Previously filed as Exhibit 10.8 to Form 8-K filed on July 25, 2012.

(29) Previously filed as Exhibit 10.1 to Form 8-K filed on September 6, 2012.

(30) Previously filed as Exhibit 10.1 to Form 8-K filed on June 26, 2013.

(31) Previously filed as Exhibit 10.2 to Form 8-K filed on June 26, 2013.

(32) Previously filed as Exhibit 10.1 to Form 8-K filed on August 14, 2013

(33) Previously filed as Exhibit 10.3 to Form 8-K filed on August 14, 2013.

(34) Previously filed as Exhibit 10.1 to Form 8-K filed on September 12, 2013.

(35) Previously filed as Exhibit 10.2 to Form 8-K filed on September 12, 2013.

(36) Previously filed as Exhibit 10.3 to Form 8-K filed on September 12, 2013.

(37) Previously filed as Exhibit 10.4 to Form 8-K filed on September 12, 2013.

(38) Previously filed as Exhibit 10.1 to Form 8-K filed on September 18, 2013.

(39) Previously filed as Exhibit 10.2 to Form 10-K filed on April 16, 2012;

(40) Previously filed as Exhibit 16.1 to Form 8-K filed on April 29, 2013.

(41) Previously filed as Exhibit 16.2 to Form 8-K filed on April 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GRILLED CHEESE TRUCK, INC.

Date: April 15, 2014	By:	/s/ Robert Y. Lee
Name: Robert Y. Lee
Title: Interim Chief Executive Officer and Chairman of the Board

	By:	/s/ Peter Goldstein
Name: Peter Goldstein
Title: Principal Accounting Officer, Interim Chief Financial Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. in the capacity and on the dates indicated.

Name	Position	Date

/s/ David Danhi	Chief Creative Officer and Director	April 15, 2014
David Danhi

/s/ Robert Y. Lee	Interim Chief Executive Officer (Principal Executive Officer), Executive Chairman,	April 15, 2014
Robert Y. Lee	Director

/s/ Peter Goldstein	President, Interim Chief Financial Officer (Principal Accounting Officer), Secretary and Director	April 15, 2014
Peter Goldstein

/s/ General Wesley Clark	Director	April 15, 2014
General Wesley Clark

/s/ Deepak Devaraj	Director	April 15, 2014
Deepak Devaraj

THE GRILLED CHEESE TRUCK, INC.

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Grilled Cheese Truck, Inc.

We have audited the accompanying consolidated balance sheet of The Grilled Cheese Truck, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Grilled Cheese Truck, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses and has a working capital and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

April 14, 2014

New York, NY

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and equivalents	$42,359	$78,034
Accounts receivable, net of allowance for doubtful accounts of $nil and $9,931 as of December 31, 2013 and 2012, respectively.	15,256	2,728
Notes receivable	226,828	-
Other receivable	250,000	-
Prepaid expenses and other current assets	25,764	31,053
Vehicles held for sale	77,390	-
Total Current Assets	637,597	111,815

Property and equipment, net of accumulated depreciation	405,218	41,093
Deferred finance costs, net	236,070	145,358
Other assets	78,795	11,900
Total Assets	$1,357,680	$310,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$963,104	$309,332
Accounts payable - related parties	552,416	164,893
Accrued compensation	134,387	9,887
Accrued interest	330,509	58,074
Accrued interest - related parties	1,502	458
Promissory notes	81,500	37,500
Promissory notes - related party	12,500	12,500
Notes payable	53,390	12,506
Advances from stockholders'	311	2,737
Deferred sale	450,000	-
Deferred licensing revenue	250,000	-
Convertible notes payable, net of debt discount	-	339,579
Customer deposits	-	3,341
Total Current Liabilities	2,829,619	950,807

Long-term convertible notes payable, net of debt discount	3,404,492	1,575,589
Total Liabilities	6,234,111	2,526,396

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,801,257 and 8,442,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively	11,802	8,443
Additional paid in capital	3,028,545	79,186
Accumulated deficit	(7,916,778)	(2,303,859)
Total Stockholders' Deficit	(4,876,431)	(2,216,230)
Total Liabilities and Stockholders' Deficit	$1,357,680	$310,166

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

Revenue:
Food truck sales	$1,484,802	$953,682
Catering and special events	424,116	354,813
Licensed truck	120,414	-
Total revenue	2,029,332	1,308,495

Cost of Sales:
Food and beverage	659,683	358,213
Food truck expenses	1,004,571	457,488
Commissary and kitchen expenses	468,805	194,216
Merchandise	-	2,387

Total cost of sales	2,133,059	1,012,304

Gross (Loss) Profit:	(103,727)	296,191

Operating Expenses:
General and administrative	2,532,334	994,644
Selling costs	293,648	121,099
Consulting expense - related parties	1,652,087	146,762
Depreciation	12,120	7,375
Amortization of intangible assets	4,035	-
Impairment of vehicles	142,309	-
Impairment of intangible assets	134,909	-
Total operating expenses	4,771,442	1,269,880

Loss From Operations:	(4,875,169)	(973,689)

Other Expenses:
Interest expense	335,486	47,530
Interest expense - related party	1,521	458
Interest income	(2,784)	-
Amortization of debt discount	321,568	167,109
Amortization of deferred finance costs	88,638	2,326
Amortization of restricted shares	8,000	-
Gain on settlement of debt	(14,679)	-
Loss on sale of fixed asset	-	1,440
Loss before provision for income tax	(5,612,919)	(1,192,552)

Provision for income tax (benefit) expense	-	(100)
Net loss	$(5,612,919)	$(1,192,452)

Loss per share - basic and diluted	$(0.55)	$(0.14)

Weighted average shares outstanding - basic and diluted	10,176,514	8,442,500

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance December 31, 2011	-	$-	200	$3,000	$17,966	$(959)	$20,007

Recapitalization of Grilled Cheese Truck	-	-	8,442,300	5,443	(17,966)	(1,110,448)	(1,122,971)
Beneficial conversion features on warrants issued concurrent with notes	-	-	-	-	79,186	-	79,186
Net loss	-	-	-	-	-	(1,192,452)	(1,192,452)
Balance December 31, 2012	-	-	8,442,500	8,443	79,186	(2,303,859)	(2,216,230)

Beneficial conversion feature of warrants issued concurrent with notes	-	-	-	-	89,743	-	89,743
Fair value of warrants for services	-	-	-	-	422,296	-	422,296
Fair value of options to employee	-	-	-	-	82,394	-	82,394
Shares issued in connection with asset purchase agreement	-	-	500,000	500	499,500	-	500,000
Fair value of warrants in connection with asset purchase agreement	-	-	-		128,993	-	128,993
Shares issued for services	-	-	25,000	25	24,975	-	25,000
Shares issued in connection with consulting agreements	-	-	766,000	766	742,734	-	743,500
Shares issued in connection with conversion of accounts payable	-	-	56,571	57	56,514	-	56,571
Shares issued in connection with conversion of convertible notes payable	-	-	1,896,833	1,897	663,148	-	665,045
Shares issued in connection with conversion of interest	-	-	2,353	2	1,174	-	1,176
Shares issued in connection with issuance of convertible notes payable	-	-	8,000	8	7,992	-	8,000
Shares issued in connection with subscription agreement	-	-	104,000	104	129,896	-	130,000
Beneficial conversion feature recognized in connection with issuance of convertible notes payable	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(5,612,919)	(5,612,919)
Balance December 31, 2013	-	$-	11,801,257	$11,802	$3,028,545	$(7,916,778)	$(4,876,431)

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

Cash Flow From Operating Activities:
Net loss	$(5,612,919)	$(1,192,452)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	12,120	7,375
Amortization of debt discount	321,568	167,109
Amortization of restricted shares	8,000
Amortization of deferred financing costs	88,638	2,326
Amortization of intangible assets	4,035	-
Common stock issued for services	768,500	-
Common stock issued for conversion of interest	1,176	-
Fair value of options issued to employee	82,394	-
Fair value of warrants issued for services	422,296	-
Impairment of intangible asset	134,909	-
Impairment of fixed assets	142,309	-
Gain on settlement of debt	(14,679)	-
Bad debt expense	-	4,465
Loss on sale of property and equipment	-	1,440
Changes in operating assets and liabilities:
Accounts receivable	(12,528)	(5,346)
Notes receivable	(226,828)	-
Prepaid expenses and other current assets	5,289	(18,914)
Deferred financing costs	(179,350)	(147,684)
Other assets	(66,895)	(6,900)
Accounts payable	653,772	146,627
Accounts payable, related party	458,773	(58,588)
Accrued compensation	124,500	(43,445)
Accrued interest	324,980	40,518
Accrued interest, related party	1,044	383
Customer deposits	-	1,809
Deferred revenue	(3,341)	-
Net cash used in operating activities	(2,562,237)	(1,101,277)

Cash Flows From Investing Activities:
Proceeds from deferred sales of intangible assets	450,000	-
Proceeds from sale of property and equipment	-	1,199
Purchases of property and equipment	(52,506)	(14,395)
Net cash provided by (used in) investing activities	397,494	(13,196)

Cash Flows From Financing Activities:
Proceeds from long term convertible notes	1,870,000	1,650,000
Proceeds from promissory notes	44,000	12,500
Repayment of notes payable to shareholder	(28,626)	(40,700)
Repayment of note payable	(12,506)	(9,576)
Proceeds from notes payable	-	12,506
Payment to minority shareholder	-	(500,000)
Advance from shareholders	26,200	-
Proceeds from convertible notes payable	100,000	-
Proceeds from common stock pursuant to subscription agreement	130,000	-
Net cash provided by financing activities	2,129,068	1,124,730
Net (decrease) increase in cash	(35,675)	10,257

Cash at beginning of year	78,034	67,777
Cash at end of year	$42,359	$78,034

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,436	$5,905
Income taxes	$-	$-
Non-cash investing and financing activity:
Recapitalization of The Grilled Cheese Truck, Inc.	$-	$1,122,971
Common stock issued as a result of convertible debt conversion	$612,500	$-
Beneficial conversion feature on warrants issued concurrent with notes	$89,743	$79,186
Common stock issued in lieu of accrued interest	$52,545	$-
Common stock issued in connection with asset purchase agreement	$500,000	$-
Warrants issued in connection with asset purchase agreement	$128,993	$-
Assets purchased in connection with asset purchase agreement	$682,383	$-
Liabilities assumed in connection with asset purchase agreement	$53,390	$-
Common stock issued for payment of accounts payable	$56,571	$-
Due from licensee	$250,000	$-
Reclassification of property and equipment to vehicles held for sale	$77,390	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $42,359 and negative net working capital of $2,192,022 at December 31, 2013. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions in which it raised proceeds of $1,650,000 in 2012 and $2,144,000 in 2013 through the issuance of notes, convertible notes and common stock purchase warrants. The Company’s net loss for the year ended December 31, 2013 was $5,612,919 and the deficit accumulated by the Company amounts to $7,916,778 as of December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional financing through debt and equity transactions and other transactions as described in Note 18. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was an impairment at December 31, 2013 and 2012 of $130,899 and $0, respectively.

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

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the year ended December 31, 2013 and 2012 were $111,987 and $54,492, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2013 and 2012 have been excluded from the per share computations:

	As of
	December 31,
	2013	2012
Convertible notes issued (Post-Reverse Merger)	3,520,000	1,650,000
Convertible notes issued (Pre-Reverse Merger)	-	1,537,515
Options issued to employee	1,000,000	-
Warrants for services	2,752,000	1,900,000
Warrants issued in connection with asset purchase	250,000	-
Warrants issued in connection with convertible debt	1,760,000	825,000
Warrants issued in connection with subscription agreements	104,000	-
	9,386,000	5,912,515

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was necessary as of December 31, 2013. The Company fully impaired certain intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. valued at $134,909 which was purchased on August 8, 2013 related to an asset purchase agreement. Since purchasing the intangible assets, the Company has not realized any benefit. In addition, the Company purchased vehicles related to the asset purchase agreement dated August 8, 2013. The Company hired an appraiser to assess the value of the vehicles. The appraiser determined the value of the vehicles and the Company recorded an impairment of $142,309.

p.	Intangible Asset

In connection with the asset purchase agreement dated August 8, 2013 (see Note 17), the Company identified and recognized an intangible asset of $134,909 representing intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. The Company fully impaired the intangible asset (see Note 3 o. - Impairment of Long-Lived Assets)

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

On March 18, 2013, the Company received from licensee a promissory note relating to the licensee’s business expansion. The note will accrue interest at 3.25% and is due on demand. In total, the Company had note receivable from the affiliate $226,828 as of December 31, 2013 and the Company has recorded interest income of $2,772 during the year ended December 31, 2013 which has been recorded in other assets.

5.	Due from Licensee

On September 27, 2013, the Company issued a licensee a promissory note relating to a one time license fee in the amount of $250,000. The note shall be payable on September 28, 2016 and shall accrue interest at 3% per annum.

6.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012

POS systems	$21,358	$17,209
Food service equipment	41,691	19,671
Truck equipment	5,346	-
Vehicles	567,384	3,500
Leasehold improvements	10,703	10,703
Computers	2,334	1,789
Furniture and fixtures	3,064	3,064
Total	651,880	55,936
Impairment of vehicles	(142,309)	-
Accumulated depreciation	(26,963)	(14,843)
Total property and equipment and vehicles held for sale	482,608	41,093
Reclassed vehicles to vehicles held for sale	(77,390)	-
Total property and equipment	$405,218	$41,093

Depreciation expense for the year ended December 31, 2013 and 2012 was $12,120 and $7,375, respectively. On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company purchased $543,439 worth of equipment and vehicles (see Note 17). The Company had an appraisal performed on the vehicles and recorded an impairment of $142,309 (see Note 3 o. - Impairment of Long-Lived Assets). During the year ended December 31, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440.

In January 2014, the Company sold two vehicles. Accordingly these vehicles have been classified as vehicles held for sale as of December 31, 2013.

7.	Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

At December 31, 2013 and 2012 pre-reverse merger convertible debentures consisted of the following:

	December 31,	December 31,
	2013	2012

Convertible notes payable	$-	$512,500
Unamortized debt discount	-	(172,921)
Total	$-	$339,579

Prior to reverse merger and closing of the private placement as discussed below, the Company entered into convertible loans with third party non-affiliates in which $312,500 was received in cash and 400,000 common shares were converted into convertible notes payable valued at $200,000. These loans were convertible at a rate of 33 1/3% of the private placement share price. As a result, the Company recorded $512,500 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $177,244 (pre reverse merger) and $335,256 (post reverse merger) with $0 net of discount balance remaining. During the year ended December 31, 2013 and 2012, the Company charged to operations amortization of debt discount of $172,921 and $339,579, respectively. In May 2013, the Company issued 1,696,833 shares of its Common Stock valued at $0.333 per share as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders.

Interest expense recorded on the notes for the year ended December 31, 2013 and 2012 amounted to $32,040 and $15,717, respectively.

b.	Post-Reverse Merger Convertible Debt

At December 31, 2013 and December 31, 2012 post-reverse merger convertible debentures consisted of the following:

	December 31,	December 31,
	2013	2012

Convertible notes payable	$3,520,000	$1,650,000
Unamortized debt discount	(115,508)	(74,411)
Total	$3,404,492	$1,575,589

Private Placement Notes

On October 18, 2012, the Company completed an initial closing (the “Initial Closing”) of a “best efforts” private offering of up to $5,000,000 (the “2012 Private Placement Offering”) of Units (as defined below) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $1,050,000. During November 2012 and December 2012, the Company raised additional proceeds of $600,000. During 2013, the Company raised additional proceeds of $1,225,000. On April 18, 2013, the Company completed the final closing of the 2012 Private Placement Offering. In the aggregate, the Company sold 115 Units, for aggregate gross proceeds of $2,875,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers units consisting of (i) 10% Convertible Senior Secured Notes (the “Private Placement Notes”) and (ii) warrants to purchase shares (the “Private Placement Warrants”) of our Common Stock at an exercise price of $2.00 per share. Each Unit consists of a Private Placement Note, in the principal face amount of $25,000, and Private Placement Warrants to purchase 12,500 shares of common stock (the “Units”).

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

Warrants

The Private Placement Warrants are exercisable for an aggregate of 1,760,000 shares of the Company’s Common Stock as of December 31, 2013. The Private Placement Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.00 per share.

The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded to additional paid in capital and debt discount against notes $89,743 for the calculated fair value of the warrants, in conjunction with the notes issued for the year ended December 31, 2013. Amortization expense for the years ended December 31, 2013 and 2012 amounted to $48,646 and $4,774, respectively.

Convertible Notes Payable

In October 2013, the Company entered into an unsecured convertible promissory note totaling $100,000 bearing interest at 10% per annum. On December 31, 2013, the Company converted the $100,000 note to 200,000 shares and $1,176 of interest to 2,353 shares at a price of $0.50 per share.

The Company analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $100,000 and was recorded as debt discount. During the year ended December 31, 2013, debt discount of $100,000 was amortized upon conversion.

8.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company reached settlements with the promissory note holders.

On December 27, 2013, the Company entered into an unsecured promissory note totaling $44,000 bearing interest at 10% per annum. In addition, upon issuance of the promissory note, the Company issued 8,000 shares of restricted common stock valued at $1 per share and the fair value of $8,000 was charged to statements of operations during the year ended December 31, 2013.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500 was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company reached a settlement with the promissory note holder.

Interest expense recorded on above notes payables for the years ended December 31, 2013 and 2012 amounted to $5,678 and $1,533, respectively.

9.	Notes Payable

Notes payable at December 31, 2013 and 2012 consists of the following:

	December 31,	December 31,
	2013	2012

Notes payable	$65,896	$12,506
Less payments	(12,506)	-
Total	$53,390	$12,506

On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle (see Note 17). In January 2014, the Company sold the vehicle to pay-off the above note. As of December 31, 2013, the Company reclassified the vehicles from property and equipment to vehicles held for sale.

10.	Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00-2.50	4,866,000	2.88	$1.89	4,866,000	$1.89

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued – Pre Reverse Merger	1,900,000	2.00
Issued – Post Reverse Merger	825,000	2.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	2,725,000	2.00
Issued	2,141,000	1.74
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	4,866,000	$1.89

Warrants issued for services (pre-merger warrants):

On July 16, 2012, the Company issued warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $2.00 per share or exercisable on a cashless basis. The holder of warrants may opt, at its sole discretion, for a cashless exercise of all or part of the warrants if the market price of the Company’s common stock is less than the exercise price or $2.00. The warrants expire five years from the date of grant.

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

On April 18, 2013, the Company issued warrants to purchase 287,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $133,277 using the Black-Scholes option pricing model and charged to operations fair value during the year ended December 31, 2013.

On June 21, 2013, the Company issued warrants to purchase 64,500 shares of Common Stock to private placement agent at an exercise price of $2.40 per share. The warrants expire five years from the date of issuance. The Company valued the warrants at $29,900 using the Black-Scholes option pricing model and charged to operations fair value during the year ended December 31, 2013.

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

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.91%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years. The remaining life of the warrants is 2.88 years.

Subscription Agreement

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company common stock, par value $0.001 per share (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share.

Through December 31, 2013, the Company issued 104,000 warrants in connection with such closings.

11.	Commitments and Contingencies

Operating Leases

On September 1, 2013 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under a five year term totaling $345,132. Under the terms of the lease the Company paid a deposit of $10,620 which has been recorded in Other Assets. Rental expense for the commissary kitchen for the year ended December 31, 2013 totaled $31,860 and over the remaining term was as follows: $64,992 for 2014; $67,590 for 2015; $70,302 for 2016; $73,116 for 2017; and $37,272 for 2018.

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

Combined rental expense for kitchen facilities and food truck rental for the year ended December 31, 2013 and 2012 were $269,039 and $92,622, respectively.

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

As compensation for such services, the Company granted TRIG Capital a warrant to purchase 1,800,000 shares of Common Stock (the “TRIG Warrant”). The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s common stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the TRIG Warrant, since the consummation of the Share Exchange Transaction, the Company pays TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company. This cash bonus will be extended to TRIG Capital for a period of five (5) years. Additionally, TRIG Capital receives a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months.

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

Pursuant to the terms of the Lee Employment Agreement, the Company paid Mr. Lee $120,000 annually. In addition, Mr. Lee received reimbursements for all reasonable expenses which he incurred during the course of performance under the Lee Employment Agreement. In addition to his annual compensation, the Company paid Mr. Lee a signing bonus of $80,000, of which $40,000 has already been paid. As of September 30, 2013, the Company was unable to pay the remaining bonus of $40,000. The term of the Lee Employment Agreement was for eighteen months.

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

In consideration for entering into the Devaraj Employment Agreement, Mr. Devaraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years (see Note 13). Mr. Devaraj will not be entitled to a base salary, but will receive compensation, on a case-by-case basis and on terms to be negotiated separately from the Devaraj Employment Agreement and evidenced in a separate agreement, for Mr. Devaraj’s role with respect to any business development or any management support activities as may be requested or desired by the Company.  Further, in the event Mr. Devaraj introduces the Company to a prospective party that results in the Company entering into a licensing agreement or franchise agreement, Mr. Devaraj shall receive a (a) 5% commission on the first year of the license or franchise fee paid to the Company, (b) 4.5% commission on the second year of the license or franchise fee paid to the Company, (c) 4% commission on the third year of the license or franchise fee paid to the Company, (d) 3.5% commission on the fourth year of the license or franchise fee paid to the Company, (e) 3% commission on the fifth year of the license or franchise fee paid to the Company, and (f) 2.5% commission for the remainder of the term of the license or franchise agreement.

Contingencies

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

12.	Share Exchange

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

13.	Stockholders’ Deficit

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

As of December 31, 2013 and 2012, no preferred stock was issued and outstanding.

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

In May 2013, the Company issued 1,696,834 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible note holders (see note 7).

In August 2013, the Company issued 500,000 shares issued at $1.00 per share in connection with the asset purchase agreement (see note 17).

In September 2013, the Company issued to two consultants a total of 47,500 shares of Common Stock valued at $1.00 per share for services rendered. In addition, the Company issued 56,571 shares of common stock valued at $1.00 per share in satisfaction of accounts payable totaling $56,571.

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company common stock, par value $0.001 per share (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share.

Through December 31, 2013, the Company issued 104,000 shares of common stock in connection with such closings.

On December 31, 2013, the Company converted a $100,000 note to 200,000 shares and $1,176 of interest to 2,353 shares at a price of $0.50 per share.

On December 31, 2013, the Company issued 8,000 valued at $1.25 per share in connection with the issuance of a promissory note totaling $40,000.

As of December 31, 2013 and 2012, there were 11,801,257 and 8,442,500 shares of Common Stock issued and outstanding, respectively.

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

 During the year ended December 31, 2013, the Company recorded share-based payment expenses amounting to $82,394, in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses during 2013.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the year ended December 31, 2013.

The fair value of the options granted during the year ended December 31, 2013 are based on the Black Scholes Model using the following assumptions:

Exercise price:	$1.00

Market price at date of grant:	$1.00 (1)

Volatility:	80%

Expected dividend rate:	0

Expected terms (years):	10

Risk-free interest rate:	0.03%

(1) The Company used fair value of the Company’s common stock as the market price to value stock options which were granted. The fair value was determined based on valuation performed by Management, which took into consideration, where applicable, cash received , market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The fair value of the Company’s common stock on each grant date are adjusted to estimated fair value and the volatility in general economic conditions, stock markets, earnings or revenue multiples of comparable companies and other qualitative and quantitative factors may result in significant changes in the estimated fair value of the Company’s common stock from period to period.

A summary of the activity during 2013 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	-	$-

Granted	1,000,000	3.50
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2013	1,000,000	$3.50	$-

The total compensation cost related to options not yet recognized amounted to approximately $566,675 at December 31, 2013 and the Company expects that it will be recognized over the remaining period of 32 months.

14.	Related Party Transactions

Stockholders advance funds to the Company from time to time to provide financing for operations.

	December 31,	December 31,
	2013	2012

Advances from stockholders	$311	$2,737

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. During the year ended December 31, 2013, the Company received $26,200 from stockholders and repaid $28,626.

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

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in the 2012 Private Placement Offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The Cohen Advisory Agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in our 2012 Private Placement Offering. For the year ended December 31, 2013, the Company incurred fees of $90,000, issued 60,000 shares of common stock valued at $1.00 per share and has an accounts payable balance of $0 as of December 31, 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s common stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. For the year ended December 31, 2013, the Company incurred fees of $84,000 and has an accounts payable balance of $58,451 as of December 31, 2013.

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

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional $40,000 upon the final closing of the 2012 Private Placement Offering. For the year ended December 31, 2013, the Company incurred fees of $120,000 and has an accounts payable balance of $50,000 as of December 31, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

e.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 Private Placement Offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. For the year ended December 31, 2013, the Company incurred fees of $71,250, issued 45,000 shares of common stock valued at $0.50 per share and has an accounts payable balance of $54,375 as of December 31, 2013. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the Initial Closing of the 2012 Private Placement Offering and an additional cash success fee of $40,000 upon the final closing of the 2012 Private Placement Offering. For the year ended December 31, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $106,789 as of December 31, 2013. In addition, Grandview Capital Partners, Inc., acting as one of the placement agents for the 2012 and 2013 private placement offerings, was issued 330,000 warrants. The warrants were charged to operations at a fair value of $152,978.

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

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. For the year ended December 31, 2013, the Company incurred fees of $425,787 and has an accounts payable balance of $106,668 as of December 31, 2013.

h.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. For the year ended December 31, 2013, the Company incurred fees of $12,500 and has an accounts payable balance of $0 as of December 31, 2013. As of June 30, 2013 this agreement was terminated.

15.   Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the year ended December 31, 2013 and 2012.

Suppliers	Year Ended December 31, 2013	Year Ended December 31, 2012
A	19%	23%
B	-	12%

For the year ended December 31, 2013 the Company had one supplier who accounted for approximately $244,000 of their purchases used for production or approximately 19% of cost of sales for the year then ended. The amount payable to supplier A at December 31, 2013 was $32,532. For the year ended December 31, 2012 the Company had two suppliers who accounted for approximately $353,000 of their purchases used for production or approximately 35% of total purchases for the year then ended. The amounts payable to suppliers A and B at December 31, 2012 were $9,074 and $8,363, respectively.

16.    Income Taxes

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2013	2012
Income tax (benefit) provision at the Federal statutory rate	$(1,908,000)	$(405,000)
State income taxes, net of Federal benefit	(285,000)	(72,000)
Benefit of loss (tax liability) not realized due to the Company status as a “pass through entity” for tax proposes	-	23,800
Amortization of debt discount and deferred financing costs	129,000	66,800
Common stock issued for services	300,000	-
Other	-	4,300
Valuation tax asset allowance	1,764,000	382,000
Tax provision	$-	$(100)

The net operating loss carryforwards available amount to approximately $5.9 million at December 31, 2013, of which approximately $1.1 million is subject to limitation for change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on October 18, 2012. Subsequent to the reverse merger on October 18, 2012, the Company has assumed the net operating loss (“NOL”) carry forward of TRIG Acquisition 1, Inc. This NOL will be expiring through the year 2033.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Net operating losses	$2,294,000	$831,800
Fair value of compensatory options and warrants	197,000	-
Deferred revenues	(98,000)	-
	2,393,000	831,800
Valuation allowance	(2,393,000)	(831,800)
Deferred tax asset, net of allowance	$-	$-

The Company has not filed its applicable Federal and State tax returns for the years ended December 31, 2010 through 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filing.

17.   Asset Purchase Agreements

On August 8, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among Hook & Ladder Draught House, LLC, a Texas limited liability company (“HL”), KOW Leasing Co., LLC, a Texas limited liability company (“KOW”), Mr. Devaraj, as sole member of HL and KOW, respectively (“Mr. Devaraj” together with HL and KOW, the “Sellers”), the Company and GCT Texas Master, LLC, a Nevada limited liability company and a licensee of the Company (“GCT-TX”, together with the Company, the “Buyer”).  HL is a mobile food service business that provides food and alcohol out of renovated fire engines.  Pursuant to the Asset Purchase Agreement, the Company agreed to purchase substantially all of the Seller’s rights, title and interests in and to certain assets, properties and rights of every kind, nature and description, tangible and intangible, real, personal or mixed, accrued and contingent, which are owned or leased by Sellers and used in the Seller’s business, including but not limited to all equipment, customer contracts, property leases, intellectual property, vehicles, books and records, licenses and corporate and trade names.

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

The assets purchased were fixed assets of equipment and vehicles totaling $543,439, which initially were recorded at the carrying value, which at the time the Company estimated to approximate their fair market value and intellectual property valued at $138,944. The fair value allocation of intellectual property is based on management estimates. At December 31, 2013, the Company determined a full impairment of the identifiable intellectual property, including but not limited to all customer contracts, property leases, intellectual property, vehicles, books and records, licenses and corporate and trade names, was necessary. In addition the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle which it sold in January 2014 (see Note 6).

The Company also agreed to appoint Mr. Devaraj to the Company’s Board, and, for so long as Mr. Devaraj holds any shares of Common Stock, the Board shall take all reasonable actions such that Mr. Devaraj shall be nominated to serve as a member of the Board. Additionally, the Company entered into an employment agreement with Mr. Devaraj, whereby Mr. Devaraj will be employed by the Company as the Director of Business Development for a period of three (3) years.

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

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name, hookandladder.biz, which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company's balance sheet at $-0-. In consideration, AFT paid the Company a final cash payment of $250,000, for total consideration of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at Closing, the Company and AFT agreed to entered into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “Truck Rental Agreement”), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale. AFT has yet to deliver any of the twenty trucks agreed to be leased by the Company from AFT before March 31, 2014.  Accordingly, the Company has not recognized the $450,000 and is still evaluating the accounting treatment as it fulfills its remaining obligation to lease these trucks.

18.   Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Sale of common stock:

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share of Company common stock, par value $0.001 per share and (ii) a warrant to purchase one share of Common Stock. The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share. The Company may, in its sole discretion, increase the size of the offering up to an additional $750,000. There is no minimum amount that must be raised prior to closing. The terms of the Offering, as amended, provide that the Offering will terminate on the earlier of the sale of the maximum offering amount or February 28, 2014, unless extended by the Company for an additional three (3) thirty (30) day periods. On February 28, 2014, the Company exercised the first thirty day extension. The Offering is being made pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended and the JOBS Act.

From December 20, 2013 through April 14, 2014, the Company closed on an aggregate amount of $870,000 from 31 accredited investors and will issue an aggregate of 696,000 shares of common stock and 696,000 warrants in connection with such closings.

Issuance of notes payable:

In February 2014, the Company entered into an unsecured convertible promissory note totaling $50,000 bearing interest at 10% per annum. The note was due on the closing of the Company’s current private placement offering and has been repaid in full.

In February 2014, the Company entered into a promissory note totaling $25,000 bearing interest at 3.25% per annum. The note was due on March 29, 2014 and has been repaid in full.

Sale of Vehicles:

During January 2014, the Company sold two vehicles totaling $77,390.

Promissory Notes

At December 31, 2013, the Company had three secured promissory notes totaling $37,500 in default. At January 23, 2014, the Company reached settlements with the promissory note holders.

Promissory Notes – Related Party

At December 31, 2013, the Company had a secured promissory note totaling $12,500 with Chord Advisors, LLC that was in default. At January 23, 2014, the Company reached a settlement with the promissory note holder.

Others

On April 7, 2014, the Company entered into a consulting agreement with Undiscovered Equities, Inc., whereby Undiscovered Equities will provide certain advisory services to the Company. The consulting agreement became effective on April 8, 2014 and will terminate on May 7, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to Undiscovered Equities, Inc. a one-time cash fee of $7,500 and a one-time issuance of 50,000 restricted shares of the Company’s common stock.

On April 11, 2014, the Company entered into an advisory agreement with PBNJ Advisors, Inc., whereby PBNJ Advisors will provide certain advisory services to the Company. The advisory agreement became effective on April 11, 2014 and will terminate on December 31, 2014, provided that the term may be extended by mutual agreement of the parties. In connection with the services, the Company will pay to PBNJ Advisors: (i) a monthly cash payment of $5,600, for an aggregate annual payment of $67,200, with such monthly payments to commence retroactively as of January 1, 2014, (ii) a one-time issuance of 50,000 shares of restricted common stock of the Company, (iii) a one-time grant of warrants to purchase 100,000 shares of common stock, exercisable for a period of 3 years at a price of $2.00 per share, and (iv) up to $400 a month for health insurance. The advisory agreement shall terminate upon (i) the expiration of the term, or (ii) by the Company for cause.

On April 11, 2014, Mr. Nicholas Koutsivitis submitted his resignation as the Company’s Treasurer, effective immediately following filing this Annual Report. As a result, Mr. Goldstein was appointed, and will assume the role of Treasurer effective immediately following the filing of this Annual Report.

