Form 10-K/A
period 2013-12-31
Grilled Cheese Truck, Inc.
filed 2014-05-13
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

On

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to The Grilled Cheese Truck, Inc.’s (the “Company”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), is being filed solely for the purposes of amending (i) Part II, Item 8 to update and revise certain disclosures contained in the Notes to Consolidated Financial Statements, Note 3. Summary of Significant Accounting Policies - Section j. Income Taxes and Section o. Impairment of Long-Lived Assets, Note 6. Property and Equipment and Vehicles Held for Sale and Note 18. Subsequent Events; (ii) Part II, Item 9A to amend and include certain disclosure to the Management’s Annual Report on Internal Control over Financial Reporting; and (iii) Part IV, Item 15 to add the references in subsection (a) to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

The Company has revised certain portions of the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2013 to (i) revise and provide additional disclosure regarding certain information contained in Note 3. Summary of Significant Accounting Policies- Section j. Income Taxes and Section o. Impairment of Long-Lived Assets, (ii) to revise and provide additional disclosure under Note 6. Property and Equipment and Vehicles Held for Sale and (iii) to include additional disclosure under Note 18. Subsequent Events.

As disclosed in Management’s Annual Report on Internal Control over Financial Reporting provided in this Amendment No. 1, management performed and completed its assessment of the Company’s internal controls over financial reporting as of December 31, 2013 prior to the Original Filing. The section inadvertently omitted certain conclusions required to be included in the Management’s Annual Report on Internal Control over Financial Reporting from the Original Filing.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 8 and Item 9A and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety and new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Except as disclosed above, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

2

PART II

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework described above, our management concluded that our internal controls over financial reporting are not effective in accordance with Item 308(a)(3) of Regulation S-K and we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

PART IV

Item 15 .   Exhibits and Financial Statement Schedules.

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

(3)	Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between TRIG Acquisition 1, Inc., GCT, Inc., Grilled Cheese, Inc., Michele Grant, and David Danhi dated October 18, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Bylaws (5)
4.1	Form of Note for October 2012 Offering (6)
4.2	Form of Warrant for October 2012 Offering (7)
4.3	Form of Note for July 2012 Offering (8)
4.4	Form of Warrant to TRIG Capital Group, LLC for July 2012 Offering (9)
4.5	Form of Note for June 2013 Offering (10)
4.6	Form of Warrant for June 2012 Offering (11)
4.7	Form of Warrant issued pursuant to an Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (12)
10.1	Registration Rights Agreement by and between TRIG Acquisition 1, Inc. and Michele Grant, dated October 18, 2012 (13)
10.2	Form of Subscription Agreement for October 2012 Offering (14)
10.3	Form of Registration Rights Agreement (15)
10.4	Danhi Employment Agreement (16)
10.5	Chord Advisor Agreement (17)
10.6	PBNJ Advisory Agreement (18)
10.7	Amendment to TRIG Capital Group, LLC Advisory Agreement (19)
10.8	Clark Group Agreement (20)
10.9	Advisory Agreement between Richard M. Cohen Consultants, Inc. and the Company, dated July 16, 2012 (21)
10.10	Form of Note Purchase Agreement in connection with the July 2012 Offering (22)
10.11	Form of Repurchase Agreement (23)
10.12	Advisory Agreement between TRIG Capital Group, LLC and the Company, dated July 16, 2012 (24)
10.13	Investor Relations Agreement between Trilogy Capital Partners, Inc. and the Company, dated July 16, 2012 (25)
10.14	Advisory Agreement between Dimitri Villard and the Company, dated July 16, 2012 (26)
10.15	Employment Agreement between Robert Lee and the Company, dated July 16, 2012 (27)
10.16	Advisory Agreement between Grandview Capital Partners, Inc. and the Company, dated July 16, 2012 (28)
10.17	Form of Subscription Agreement for August 2012 Offering (29)
10.18	Form of Subscription Agreement for June 2013 Offering (30)
10.19	Form of Registration Rights Agreement (31)
10.20	Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (32)
10.21	Employment Agreement with Deepak Devaraj dated August 8, 2013 (33)
10.22	Form of Amendment No. 1 to the Advisory Agreement with Dimitri Villard, dated September 6, 2013 (34)
10.23	Form of Amendment No. 1 to the Term Sheet with Wesley K. Clark & Associates, LLC, dated September 6, 2013 (35)
10.24	Form of Amendment No. 1 to the Employment Agreement with Robert Y. Lee, dated September 6, 2013 (36)
10.25	Form of Employment Agreement with Peter Goldstein, dated September 6, 2013 (37)
10.26	Asset Purchase Agreement by and between the Company and American Food Truck Group, LLC, dated September 12, 2013 (38)
10.28	Placement Agent Termination Agreement, dated September 6, 2013 **
10.29	Stock Purchase Agreement with Trilogy Capital Partners, dated April 12, 2012 (39)
10.30	Form of Standard Catering Agreement **

14.1	Code of Conduct and Ethics **
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Office*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*

101.ins	XBRL Instance Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Calculation Linkbase Document*

101.def	XBRL Taxonomy Definition Linkbase Document*

101.lab	XBRL Taxonomy Label Linkbase Document*

101.pre	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

** Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein.

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

THE GRILLED CHEESE TRUCK, INC.

Date: May 13, 2014	By:	/s/ Robert Y. Lee
Name: Robert Y. Lee
Title: Interim Chief Executive Officer and Chairman of the Board

By:	/s/ Peter Goldstein
Name: Peter Goldstein
Title:Interim Chief Financial Officer, President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. in the capacity and on the dates indicated.

Name	Position	Date

/s/ David Danhi	Chief Creative Officer and Director	May 13, 2014
David Danhi

/s/ Robert Y. Lee	Interim Chief Executive Officer (Principal Executive Officer), Executive Chairman and Director	May 13, 2014
Robert Y. Lee

/s/ Peter Goldstein	President, Interim Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director	May 13, 2014
Peter Goldstein

/s/ General Wesley Clark	Director	May 13, 2014
General Wesley Clark

/s/ Deepak Devaraj	Director	May 13, 2014
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

F - 1

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

F - 2

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

F - 3

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

F - 4

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

F - 5

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

F - 6

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

F - 7

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

F - 8

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

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Penalties and interest on underpayment of income taxes are reflected in the Company’s effective tax rate.

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

F - 9

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

F - 10

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

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was necessary as of December 31, 2013. The Company fully impaired certain intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. valued at $134,909 which was purchased on August 8, 2013 related to an asset purchase agreement. The impairment was recorded as impairment of intangible assets in the Company’s accompanying consolidated statement of operations for the year ended December 2013. Since purchasing the intangible assets, the Company has not realized any benefit and management could not ascertain that the fair value of the intangibles would exceed their carrying value at December 31, 2013 and whether the intangible assets would generate positive cash flows for the foreseeable future. The Level of the fair value hierarchy used by management was Level 3. The intangible assets were remeasured on a non-recurring basis at December 31, 2013. The Company’s executive management undertook to perform the analysis of the valuation of the intangible assets. The highest and best use of the intangible assets does not differ from their current or intended use.

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

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107,  Share-Based Payment . Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

F - 11

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

Depreciation expense for the year ended December 31, 2013 and 2012 was $12,120 and $7,375, respectively. On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company purchased $543,439 worth of equipment and vehicles (see Note 17). The Company had an appraisal performed on the vehicles and recorded an impairment of $142,309, which is recorded as impairment of vehicles in the Company’s accompanying consolidated statement of operations for the year ended December 2013. (see Note 3 o. - Impairment of Long-Lived Assets). During the year ended December 31, 2012, the Company sold a vehicle worth $2,640 net of accumulated depreciation of $960 and for cash of $1,199 and recorded a loss on sale of the vehicle of $1,440.

As part of the audit process of its 2013 financial statements, and considering certain of the vehicles the Company had acquired pursuant to the Asset Purchase Agreement were either for sale or were idle, the Company tried to determine whether such vehicles’ fair value was lower than their carrying value. The Company used the services of a qualified appraiser to determine the fair value of such vehicles. The level of the fair value hierarchy used by the appraiser was categorized as Level 3. While the appraisal considered the market value of comparable vehicles sold within the markets within the area the vehicles were located (market approach), the fair value was adjusted for certain customizations (e.g., kitchen equipment) which either increased or decreased its fair value. Additionally, the appraiser made allowances for the additional options a given vehicle has or its conditions.

The vehicles were remeasured on a non-recurring basis at December 31, 2013. The Company’s executive management undertook to hire the appraiser who would ultimately perform the valuation of the vehicles. The highest and best use of the vehicles does not differ from their current or intended use.

In January 2014, the Company sold two vehicles. Accordingly these vehicles have been classified as vehicles held for sale as of December 31, 2013.

F - 12

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

F - 13

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

F - 14

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

F - 15

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

F - 16

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

F - 17

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

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.91%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a )

(a)	All warrants issued expire in 3-5 years. The remaining life of the warrants is 2.88 years.

Subscription Agreement

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company common stock, par value $ 0.001 per share  (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share.

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

F - 18

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

F - 19

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

F - 20

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

F - 21

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

F - 22

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

F - 23

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

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company common stock, par value $ 0.001 per share  (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share.

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

F - 24

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

F - 25

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

F - 26

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

F - 27

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

F - 28

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

For the year ended December 31, 2013 the Company had one supplier who accounted for approximately $244,000 of their purchases used for production or approximately 19% of cost of sales for the year then ended. The amount payable to supplier A at December 31, 2013 was $32,532 . For the year ended December 31, 2012 the Company had two suppliers who accounted for approximately $353,000 of their purchases used for production or approximately 35% of total purchases for the year then ended. The amounts payable to suppliers A and B at December 31, 2012 were $9,074 and $8,363, respectively.

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

F - 29

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

F - 30

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

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name,  hookandladder.biz , which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company's balance sheet at $-0-. In consideration, AFT paid the Company a final cash payment of $250,000, for total consideration of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at Closing, the Company and AFT agreed to entered into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “ Truck Rental Agreement ”), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale. AFT has yet to deliver any of the twenty trucks agreed to be leased by the Company from AFT before March 31, 2014.  Accordingly, the Company has not recognized the $450,000 and is still evaluating the accounting treatment as it fulfills its remaining obligation to lease these trucks.

F - 31

18.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Sale of common stock:

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share of Company common stock, par value $ 0.001 per share and (ii) a warrant to purchase one share of Common Stock. The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share. The Company may, in its sole discretion, increase the size of the offering up to an additional $750,000. There is no minimum amount that must be raised prior to closing. The terms of the Offering, as amended, provide that the Offering will terminate on the earlier of the sale of the maximum offering amount or February 28, 2014, unless extended by the Company for an additional three (3) thirty (30) day periods. On February 28, 2014, the Company exercised the first thirty day extension. The Offering is being made pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended and the JOBS Act.

From  December 20, 2013 through April 14, 2014 , the Company closed on an aggregate amount of $870,000 from 31 accredited investors and will issue an aggregate of 696,000 shares of common stock and 696,000 warrants in connection with such closings.

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

Promissory Notes

At December 31, 2013, the Company had three secured promissory notes totaling $37,500 in default. At January 23, 2014, the Company reached settlements with the promissory note holders. The Company satisfied its obligations under such promissory notes by issuing 75,000 shares of its common stock as well as 9,375 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrant) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $93,750, over the carrying value of the promissory notes and related interest payable, which amounted to $42,852, will be recognized as interest expense in its 2014 financial statements.

Promissory Notes – Related Party

At December 31, 2013, the Company had a secured promissory note totaling $12,500 with Chord Advisors, LLC that was in default. At January 23, 2014, the Company reached a settlement with the promissory note holder. The Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its common stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, will be recognized as interest expense in its 2014 financial statements.

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

F - 32