Form 10-Q
period 2014-03-31
Grilled Cheese Truck, Inc.
filed 2014-05-20
CIK 1497647

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 13, 2014, there were 12,715,717 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

PART I FINANCIAL INFORMATION

2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$89,498	$42,359
Accounts receivable, net of allowance for doubtful accounts of $nil as of March 31, 2014 and December 31, 2013	26,360	15,256
Notes receivable	226,828	226,828
Prepaid expenses and other current assets	46,821	25,764
Vehicle held for sale	-	77,390
Total Current Assets	389,507	387,597

Property and equipment, net of accumulated depreciation	383,688	405,218
Deferred finance costs, net	208,595	236,070
Other receivable	250,000	250,000
Other assets	96,295	78,795
Total Assets	$1,328,085	$1,357,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$727,799	$963,104
Accounts payable - related parties	389,031	552,416
Accrued compensation	824,280	134,387
Accrued interest	413,156	330,509
Accrued interest - related parties	-	1,502
Promissory notes	-	81,500
Promissory notes - related party	-	12,500
Notes payable	-	53,390
Advances from stockholders'	311	311
Deferred sale	450,000	450,000
Due from licensee	250,000	250,000
Total Current Liabilities	3,054,577	2,829,619

Long-term convertible notes payable, net of debt discount	3,418,826	3,404,492
Total Liabilities	6,473,403	6,234,111

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,513,466 and 11,801,257 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	12,514	11,802
Additional paid in capital	3,961,443	3,028,545
Accumulated deficit	(9,119,275)	(7,916,778)
Total Stockholders' Deficit	(5,145,318)	(4,876,431)
Total Liabilities and Stockholders' Deficit	$1,328,085	$1,357,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-month Periods Ended March 31,
	2014	2013

Revenue:
Food truck sales	$513,297	$288,447
Catering and special events	109,661	65,652
Licensed truck	11,105	28,270
Total revenue	634,063	382,369

Cost of Sales:
Food and beverage	180,063	129,907
Food truck expenses	389,509	149,294
Commissary and kitchen expenses	146,478	92,302

Total cost of sales	716,050	371,503

Gross (Loss) Profit:	(81,987)	10,866

Operating Expenses:
General and administrative	799,680	380,446
Selling costs	36,408	59,147
Consulting expense - related parties	65,625	150,375
Depreciation	21,760	2,129
Total operating expenses	923,473	592,097

Loss From Operations:	(1,005,460)	(581,231)

Other (Income) Expenses:
Interest expense	144,199	67,140
Interest expense - related party	17,248	357
Interest income	(6,218)	-
Amortization of debt discount	14,333	166,903
Amortization of deferred finance costs	27,475	15,406
Loss before provision for income tax	(1,202,497)	(831,037)

Provision for income tax (benefit) expense	-	-
Net loss	$(1,202,497)	$(831,037)

Loss per share - basic and diluted	$(0.10)	$(0.10)

Weighted average shares outstanding - basic and diluted	12,169,473	8,442,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three-Month Period Ended March 31,
	2014	2013

Cash Flow From Operating Activities:
Net loss	$(1,202,497)	$(831,037)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	21,760	2,129
Amortization of debt discount	14,333	166,903
Amortization of deferred financing costs	27,475	15,406
Fair value of shares of common stock and warrants exceeding liability satisified	73,423	-
Fair value of options issued to employee	53,348	-
Changes in operating assets and liabilities:
Accounts receivable	(11,104)	(18,080)
Prepaid expenses and other current assets	(21,057)	7,203
Deferred financing costs	-	(39,750)
Other assets	6,500	(4,000)
Accounts payable and accrued compensation	474,574	104,989
Accounts payable, related party	(163,385)	94,375
Accrued interest	87,999	62,163
Accrued interest, related party	-	(101)
Customer deposits	-	(3,341)
Net cash used in operating activities	(638,631)	(443,141)

Cash Flows From Investing Activities:
Purchases of fixed assets	(230)	(232)
Net cash used in investing activities	(230)	(232)

Cash Flows From Financing Activities:
Proceeds from long term convertible notes	-	374,955
Issuance of promissory note	50,000	-
Repayment of note payable	(94,000)	(4,448)
Payment of financing costs	(10,000)	-
Advance from shareholders	-	26,200
Repayment of advances from shareholder	-	(1,400)
Proceeds from issuance of shares of common stock	740,000	-
Net cash provided by financing activities	686,000	395,307
Net increase (decrease) in cash	47,139	(48,066)

Cash at beginning of period	42,359	78,034
Cash at end of period	$89,498	$29,968

Supplemental Discllosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,000	$5,436
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued to satisfy promissory note and accrued interest related party	$14,002	$-
Common stock issued to satisfy promissory note and accrued interest	$42,852	$-
Common stock issued to satisfy accounts payable	$19,985	$-
Beneficial conversion feature associated with warrants issued with notes	$-	$17,995
Vehicle sold and assignment of note payable	$53,390	$-
Vehicle sold and issuance of receivable	$24,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Share Exchange Transaction has been accounted for as a reverse acquisition of the Company, by Grilled Cheese but in substance as a capital transaction, rather than a business combination since the Company had nominal operations and assets prior to and as of the closing of the Share Exchange Transaction. The former stockholders of Grilled Cheese represent a significant constituency of the Company’s voting power immediately following the Share Exchange Transaction and Grilled Cheese’s management assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition. For accounting purposes, Grilled Cheese is treated as the surviving entity and accounting acquirer in accordance with ASC 805, Business Combinations although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Grilled Cheese. The accumulated losses of Grilled Cheese were carried forward after the completion of the Share Exchange Transaction.

All reference to Common Stock and per share amounts have been restated to effect the Share Exchange Transaction which occurred on October 18, 2012.

On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

The Company is a food truck operation that sells various types of gourmet grilled cheese and other comfort foods in the Southern California and Phoenix, Arizona areas. The Company’s food trucks currently make multiple stops per week at prearranged locations. The food preparation occurs at a kitchen which supports streamlined operations within the truck by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour by delivering our food items including melts, tots, soups and sides efficiently to customers. The Company’s business model includes the use of social media and location booking to attract customers to the truck’s various locations.

2.	Going Concern and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $89,498 and working capital deficiency of $2.7 million at March 31, 2014. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the three-month period ended March 31, 2014 was $1.2 million and the deficit accumulated by the Company amounts to $9.1 million as of March 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional financing through debt and equity transactions and other transactions. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

3.	Summary of Significant Accounting Policies

a.	Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions are eliminated.

b.	Basis of Accounting

The balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

c.	Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

d.	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was an impairment at December 31, 2013 of $142,309.

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

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the three-month period ended March 31, 2014 and 2013 amounted to $25,307 and $12,588, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2014 and 2013 have been excluded from the per share computations:

	As of
	March 31,
	2014	2013
Convertible notes issued (Post-Reverse Merger)	3,520,000	2,024,955
Convertible notes issued (Pre-Reverse Merger)	-	1,537,515
Options issued to employee	1,000,000	-
Warrants	5,470,500	2,912,478
	9,990,500	6,474,948

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as March 31, 2014 and December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at March 31, 2014 and December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, note receivable, other receivable, accounts payable and accrued expenses, notes payable, promissory notes and due from licensee- including related parties liabilities- approximate their fair value due to the short term maturity of these items.

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

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

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

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the effective interest method.

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

In addition, the Company purchased vehicles related to the asset purchase agreement dated August 8, 2013. The Company hired an appraiser to assess the value of the vehicles. The appraiser determined the value of the vehicles and the Company recorded an impairment of $142,309 at December 31, 2013.

p.	Intangible Asset

In connection with the asset purchase agreement dated August 8, 2013 (see Note 15), the Company identified and recognized an intangible asset of $134,909 representing intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. The Company fully impaired the intangible asset at December 31, 2013 (see Note 3 o. - Impairment of Long-Lived Assets).

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

On March 18, 2013, the Company received from licensee a promissory note relating to the licensee’s business expansion. The note bears interest at 3.25% and is due on demand. In total, the Company had a note receivable from the licensee of $226,828 as of March 31, 2014 and December 31, 2013 and the Company has recorded interest income of $1,843 during the three-month period ended March 31, 2014, which has been recorded in other assets.

5.	Due from Licensee

On September 27, 2013, the licensee issued a promissory note to the Company relating to a one time license fee in the amount of $250,000. The note matures on September 28, 2016 and bears interest at 3% per annum. The Company has recorded interest income of $4,375 during the three-month period ended March 31, 2014, which has been recorded in other assets.

6.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

POS systems	$21,358	$21,358
Food service equipment	41,691	41,691
Truck equipment	5,346	5,346
Vehicles	347,685	567,384
Leasehold improvements	10,703	10,703
Computers	2,564	2,334
Furniture and fixtures	3,064	3,064
Total	432,411	651,880
Impairment of vehicles	-	(142,309)
Accumulated depreciation	(48,723)	(26,963)
Total property and equipment and vehicles held for sale	383,688	482,608
Vehicles held for sale	-	(77,390)
Total property and equipment	$383,688	$405,218

Depreciation expense for the three-month period ended March 31, 2014 and 2013 amounted to $21,760 and $2,129, respectively.

On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company purchased $543,439 worth of equipment and vehicles (see Note 15). The Company had an appraisal performed on the vehicles and recorded an impairment of $142,309, which is recorded as impairment of vehicles in the Company’s accompanying consolidated statement of operations as of December 2013. (see Note 3 o. - Impairment of Long-Lived Assets).

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

In January 2014, the Company sold two vehicles with an aggregate carrying value of $77,390. Accordingly these vehicles have been classified as vehicles held for sale as of December 31, 2013. In consideration of the sale, one of the buyers assumed the obligations under a note payable which had a carrying value of $53,390 and the other buyer owes the Company $24,000 at March 31, 2014, which is recorded as other asset.

7.	Convertible Notes

a.	Pre-Reverse Merger Convertible Debt

During the three-month period ended March 31, 2013, the Company had certain convertible notes payable amounting to $512,500 which were outstanding during that period. The Company recorded amortization expense and interest expense of $158,805 and $15,375, respectively, in connection with such debt during the three-month period ended March 31, 2013. The obligations under such notes were satisfied in May 2013.

b.	Post-Reverse Merger Convertible Debt

At March 31, 2014 and December 31, 2013 post-reverse merger convertible debentures consisted of the following:

	March 31,	December 31,
	2014	2013

Convertible notes payable	$3,520,000	$3,520,000
Unamortized debt discount	(101,174)	(115,508)
Total	$3,418,826	$3,404,492

The post-reverse convertible debentures bear interest at 10% and mature three years from their issuance at dates ranging between October 2015 and March 2016. Such debentures are subject to (i) an optional conversion into shares of the Company’s Common Stock at the note holder’s election following the date upon which the Company’s registration statement, as defined in the debentures, is declared effective with the SEC or (ii) a mandatory conversion thirty-six (36) months from the date of issuance. The shares of Common Stock issuable upon conversion of the debentures shall equal: (i) their principal amount and the accrued interest thereon (assuming the Company elects to pay the interest in shares of Common Stock) divided by (ii) $1.00.

The Company generated proceeds of $374,955 from the issuance of such debentures during the three-month period ended March 31, 2013.

In connection with the issuance of the debt, the Company issued 187,500 warrants to the noteholders during the three-month period ended March 31, 2013. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $17,995 has been recognized as beneficial conversion feature and recorded as debt discount during the three-month period ended March 31, 2013. The Company recorded an amortization of debt discount in connection with all the warrants issued and outstanding at their respective measurement date, which amounted to $14,333 and $8,098 during the three-month period ended March 31, 2014 and 2013, respectively.

8.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 75,000 shares of its Common Stock as well as 9,375 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrant) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $93,750, over the carrying value of the promissory notes and related interest payable, which amounted to $42,852, was recognized as interest expense of $50,898 in the accompanying unaudited consolidated statement of operations during the three-month period ended March 31, 2014.

On December 27, 2013, the Company entered into an unsecured promissory note totaling $44,000 bearing interest at 10% per annum. The Company satisfied its obligations under the note by repaying it in January 2014.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500, was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its Common Stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, was recognized as interest expense of $17,248 in the accompanying unaudited consolidated statement of operations during the three-month period ended March 31, 2014.

Interest expense recorded on above notes payables for the three-month period ended March 31, 2013 amounted to $1,500.

9.	Notes Payable

Notes payable at March 31, 2014 and December 31, 2013 consists of the following:

	March 31,	December 31,
	2014	2013

Notes payable	$-	$65,986
Less payments	-	(12,506)
Total	$-	$53,390

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

Warrants issued concurrent with convertible notes (post-merger warrants):

In connection with the issuance of its convertible debentures, the Company issued 187,500 warrants to the noteholders during the three-month period ended March 31, 2013. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $17,995 has been recognized as beneficial conversion feature and recorded as debt discount during the three-month period ended March 31, 2013.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.85%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years.

Warrants issued pursuant to Subscription Agreement

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company Common Stock, par value $0.001 per share (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants expire in three years from their issuance date at an exercise price of $2.50 per Warrant Share.

The Company issued 592,000 warrants in connection with such closings during the three-month period ended March 31, 2014.

Warrants issued pursuant to Settlement of Promissory notes

The Company issued 9,375 and 3,125 warrants pursuant to the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share.

11.	Contingencies

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

Outstanding shares of Series A Preferred Stock, if any, shall automatically be converted into shares of Common Stock upon the earlier of (i) one year from the date of initial issuance of any shares of the Series A Preferred Stock at a conversion rate equal to $0.50 per share of Common Stock or (ii) the effectiveness of a registration statement filed with the SEC covering the resale of Common Stock issued by the Company in its next PIPE transaction (the "PIPE").

As of March 31, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Subscription Agreements

The Company generated gross proceeds of $740,000 by issuing 592,000 shares of its Common Stock pursuant to subscription agreements during the three-month period ended March 31, 2014.

Shares issued pursuant to Settlement of Promissory Notes and Accounts payable

The Company satisfied its obligations under $37,500 and $12,500 promissory notes and promissory notes-related party and accrued interest by issuing 100,000 shares of its Common Stock valued at $125,000 during the three-month period ended March 31, 2014.

The Company satisfied its obligations under a $19,985 accounts payable by issuing 20,209 shares of its Common Stock valued at $25,262 during the three-month period ended March 31, 2014.

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

The Company recorded share-based payment expenses amounting to $53,348 during the three-month period ended March 31, 2014 in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at March 31, 2014 and December 31, 2013, respectively.

The total compensation cost related to options not yet recognized amounted to approximately $513,327 at March 31, 2014 and the Company expects that it will be recognized over the remaining period of 29 months.

13.	Related Party Transactions

The related party transactions for the three-month periods ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013, respectively, are summarized below:

Stockholders advance funds to the Company from time to time to provide financing for operations.

	March 31,	December 31,
	2014	2013

Advances from stockholders	$311	$311

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

a.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in a 2012 private placement offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The advisory agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in a 2012 private placement offering. For the three-month period ended March 31, 2013, the Company incurred fees of $15,000 and has an accounts payable balance of $0 as of March 31, 2014 and December 31, 2013. This agreement expired on June 14, 2013 and was not renewed.

b.	TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into a advisory agreement with TRIG Capital Group, LLC whose members are Alfonso J. Cervantes, a shareholder and the Company’s former President, Secretary and a director of the Company, Robert Lee, the Executive Chairman, Principal Financial Officer and a director of the Company and Peter Goldstein, a shareholder and financial advisor to the Company, at that time. The term of the agreement shall begin on the effective date and continue until such agreement is terminated by the parties. Pursuant to the advisory agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the advisory agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the three-month period ended March 31, 2014 and 2013, the Company incurred fees of $0 and $21,000, respectively. The Company has an accounts payable balance of $58,451 and $58,451 as of March 31, 2014 and December 31, 2013, respectively. This agreement lapsed in January 2014.

c.	Trilogy IR Agreement

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

The Company will pay Trilogy $10,000 per month for these services. In addition, the Company paid Trilogy $25,000 as an engagement fee. Additionally, the Company paid Trilogy $40,000 upon the consummation of the initial closing of a 2012 private placement offering and an additional $40,000 upon the final closing of a 2012 private placement offering. This agreement lapsed in January 2014.

During the three month period ending March 31, 2014 and 2013, the Company incurred fees of $0 and $30,000 and has an accounts payable of $50,000 at March 31, 2014 and December 31, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

d.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 private placement offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. During the three-month period ended March 31, 2014 and 2013, the Company incurred fees of $5,625 and $5,625, respectively, and has an accounts payable of $60,000 and $54,375 at March 31, 2014 and December 31, 2013, respectively. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

e.	Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into the Grandview Advisory Agreement with Grandview whose majority shareholder is Peter Goldstein, a shareholder and financial advisor to the Company at that time. Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the three-month period ended March 31, 2013, the Company incurred fees of $30,000 and has an accounts payable balance of $53,912 and $106,789 as of March 31, 2014 and December 31, 2013, respectively.

On September 6, 2013, the Company entered into the Termination Agreement, whereby the company terminated the Grandview Advisory Agreement with Grandview. The Grandview Advisory Agreement was mutually terminated by the parties because Mr. Goldstein’s relationship with the Company changed. As provided in the Grandview Advisory Agreement and the Termination Agreement, the Company agreed that the provisions relating to the payment of fees (including but not limited to the tail fees specified in the Grandview Advisory Agreement relating to any entities or individuals Grandview introduced to the Company prior to the execution of the Termination Agreement), reimbursement of expenses, indemnification and contribution, independent contractor, conflicts, confidentiality and waiver of the right to trial by jury survive such termination. Peter Goldstein, the recently appointed President, interim Chief Financial Officer, Secretary and Director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview. Mr. Goldstein was also the Company’s founder and served as President and Director of the Company from December 31, 2009 to April 12, 2012. Mr. Goldstein did not hold any officer or director positions with the Company when the Grandview Advisory Agreement was consummated and through the Company’s 2013 private placement offering related to its debentures.

f.	Clark Group Agreement

On August 15, 2012, we entered into the Clark Group Agreement with the Clark Group. General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group. The agreement commenced upon the completion of the Share Exchange Transaction and will continue for a period of two years. This agreement was amended on September 6, 2013.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the three-month period ended March 31, 2014 and 2013, the Company incurred fees of $60,000 and had an accounts payable balance of $166,668 and $106,668 as of March 31, 2014 and December 31, 2013, respectively.

g.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. During the three-month period ended March 31, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $0 as of March 31, 2014 and December 31, 2013. As of June 30, 2013 this agreement was terminated.

14.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the three-month period ended March 31, 2014 and 2013, respectively.

Suppliers	Three-month period ended March 31, 2014	Three-month period ended March 31,2013
A	33%	18%
B	-	8%

For the three-month period ended March 31, 2014, the Company had one supplier who accounted for approximately $135,000 of their purchases used for production or approximately 33% of total purchases for the period then ended.

For the three-month period ended March 31, 2013, the Company had two suppliers who accounted for approximately $98,000 of their purchases used for production or approximately 26% of total purchases for the period then ended. The amount payable to supplier A at March 31, 2014 amounted to $62,688.

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

As consideration for the Seller to enter into the Asset Purchase Agreement, the Company agreed to: (i) issue to Sellers 500,000 shares of the Company’s Common Stock, and (ii) issue a warrant to Sellers to purchase up to 250,000 shares of Common Stock (the “HL Warrant”).  The 500,000 shares of Common Stock issued to the Sellers under the Asset Purchase Agreement are subject to customary piggy-back registration rights and were valued at $1.00 per share. The HL Warrant is exercisable at a price of $1.00 per share, contains customary piggyback registration rights and shall be exercisable for a period of three (3) years. In total the value of the common shares issued were $500,000 and the value of the warrants issued were $128,993 for total consideration of $628,993.

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

On August 8, 2013, HL and KOW (assignors) and the Company (assignee) entered into assignment agreement to ensure that all the intellectual property subject of the Asset Purchase Agreement is properly transferred to assignee.

On August 8, 2013, H&L (assignor) and the Company (assignee) entered into assignment and assumption of sublease agreement to assign and transfer to assignee all of right, title and interest in tenant under sublease. Assignor is the holder of tenant’s interest in that certain sublease dated as of March 1, 2013 between KOW as landlord and assignor as a tenant.

On August 8, 2013, KOW (assignor) and the Company (assignee) entered into assignment and assumption of lease agreement to assign and transfer to assignee all of right, title and interest as tenant in lease and desires to succeed to the interest of assignor under the lease and to assume the obligation of assignor. Assignor is the holder of tenant’s interest in that certain lease dated as of May 17, 2012 between Southern Methodist University as landlord and assignor as a tenant.

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name,  hookandladder.biz, which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company's balance sheet at $-0-. In consideration, AFT paid the Company an aggregate cash payment of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at the AFT Closing, the Company and AFT agreed to entered into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “ Truck Rental Agreement ”), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale. AFT has yet to deliver any of the twenty trucks agreed to be leased by the Company from AFT before March 31, 2014.  Accordingly, the Company has not recognized the $450,000 and is still evaluating the accounting treatment as it fulfills its remaining obligation to lease these trucks.

16.	Subsequent Events

The Company evaluated subsequent events through the date the unaudited consolidated financial statements were available to be issued as follows:

On April 7, 2014, the Company entered into a consulting agreement with Undiscovered Equities, Inc., whereby Undiscovered Equities will provide certain advisory services to the Company. The consulting agreement became effective on April 8, 2014 and terminated on May 7, 2014. In connection with the services, the Company will pay to Undiscovered Equities, Inc. a one-time cash fee of $7,500 and a one-time issuance of 50,000 restricted shares of the Company’s Common Stock.

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

On April 11, 2014, Mr. Nicholas Koutsivitis submitted his resignation as the Company’s Treasurer, effective immediately following filing the Company’s Annual Report. As a result, Mr. Goldstein was appointed, and will assume the role of Treasurer effective immediately following the filing of the Company’s Annual Report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q (this “Report”). This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

TRIG Acquisition 1, Inc. was incorporated in the State of Nevada on December 31, 2009 as GSP-1, Inc. The Company was formed as a vehicle to pursue a business combination. On October 18, 2012 (the “Closing Date”), Trig Acquisition 1, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Grilled Cheese, Inc., a California corporation, (“Grilled Cheese”), (iii) GCT, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“GCT”), whereby the Company acquired Grilled Cheese ( the “Share Exchange Transaction”). The Company selected December 31 as its fiscal year end. On July 6, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

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

We are capitalizing on the burgeoning food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and as of the date of this quarterly report, have accumulated over 120,000 followers through a variety of social media platforms, including Facebook and Twitter. The gourmet food truck industry is in an early stage of development and is highly fragmented and is expected to grow year over year for the foreseeable future.

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

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), which permits us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

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

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses totaling $5,612,919 of which $3,050,682 were non-cash items and cash used in operations totaling $2,562,237. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the three-month period ended March 31, 2014 amounted to approximately $1.2 million and the accumulated deficit amounted to approximately $9.1 million at March 31, 2014. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability with the proceeds of its current offering of $5,000,000 of financings through an equity transactions. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans of raising additional funds. Our ability to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in our current offering or subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

We generated revenue from retail sales through nine company operated food trucks and two trucks operated by third-party licensees. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and have maintained this level during the first quarter of 2014. All trucks are rented or leased. For our company operated trucks, we receive 100% of reported revenue and bear all associated costs. On licensed trucks, we collect 6% of gross revenue of the third-party licensees. We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations, as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees, as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

We implemented a new POS system during fiscal year 2013 to include the implementation of more efficient systems and equipment. Management recognizes the importance of efficient cash and accounting management systems and with implementing this advanced point-of-sales (POS) platform that will work for both company and franchised outlets. In addition to quicker customer order process, this system will also streamline the financial reporting, cost of goods, performance metrics and finance processes. It will also track franchised operations, once established, and remotely calculate and collect royalties, all in real time and on a daily basis.

During 2013 the company focus was to design, develop and build two kitchens, with one in Los Angeles and one in Phoenix and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, testing and implementation of a training program for US veterans. In the fourth quarter of 2013 we expanded to include a total of nine Company operated and two licensed trucks in operations. During the first quarter of fiscal 2014, our focus was to start refining and evaluate our operations in their initial stage of deployment.

Results of Operations:

Three Month Period Ended March 31, 2014 and 2013

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three-month		Three-month		Increase/	Increase/
	period ended	As a %	period ended	As a %	Decrease in $	Decrease in %
	March 31, 2014	of revenues	March 31, 2013	of revenues	2014 vs 2013	2014 vs 2013
Revenue:
Food truck sales	$513,297	81%	$288,447	75%	$224,850	78%
Catering and special events	109,661	17%	65,652	17%	44,009	67%
Licensed truck	11,105	2%	28,270	7%	(17,165)	-61%
Total revenue	634,063	100%	382,369	100%	251,694	66%

Cost of Sales:
Food and beverage	180,063	28%	129,907	34%	50,156	39%
Food truck expenses	389,509	61%	149,294	39%	240,215	161%
Commissary and kitchen expenses	146,478	23%	92,302	24%	54,176	59%

Total cost of sales	716,050	113%	371,503	97%	344,547	93%

Gross (Loss) Profit:	(81,987)	-13%	10,866	3%	(92,853)	NM

Operating Expenses:
General and administrative	799,680	126%	380,446	99%	419,234	110%
Selling costs	36,408	6%	59,147	15%	(22,739)	-38%
Consulting expense - related parties	65,625	11%	150,375	39%	(84,750)	-56%
Depreciation	21,760	3%	2,129	1%	19,631	NM

Total operating expenses	923,473	146%	592,097	155%	331,376	56%

Loss From Operations:	(1,005,460)	-159%	(581,231)	-152%	(424,229)	73%

Other Expenses:
Interest expense	144,199	23%	67,140	18%	77,059	115%
Interest expense - related party	17,248	3%	357	0%	16,891	NM
Interest income	(6,218)	-1%	-	0%	(6,218)	NM
Amortization of debt discount	14,333	2%	166,903	44%	(152,570)	-91%
Amortization of deferred finance costs	27,475	4%	15,406	4%	12,069	78%
Loss before provision for income tax	(1,202,497)	-190%	(831,037)	-217%	(371,460)	45%

Provision for income tax (benefit) expense	-	0%	-	0%	-	0%
Net loss	$(1,202,497)	-190%	$(831,037)	-217%	$(371,460)	45%

NM: not meaningful

Revenue. The increase in sales during the three-month period ended March 31, 2014, when compared to the comparable prior year period, is primarily due to the increased number of trucks in the fourth quarter of 2013 and the popularity of the Company’s truck sales and catered events. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and we have maintained the same level of trucks during the first quarter of 2014.

We believe our revenues for the remainder of 2014 will continue to increase.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The increase in cost of sales is primarily related to the increased in the number of trucks during 2013 and specifically in the fourth quarter of 2013, the popularity of the Company’s truck sales and catered events as well as the start-up costs for the additional source of revenue generated from company and our licensed truck sales.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The increase in food and beverage cost of sales during the three-month period ended March 31, 2014, when compared to the comparable prior year period, is primarily related to the increase in sales, slightly offset by a more efficient deployment of the types of food by trucks as we gain experience in the demand of our products.

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

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses increased during the three-month March 31, 2014 when compared to the comparable prior year period commensurate with the increase in revenues during the three-month period ended March 31, 2014 when compared to the comparable prior year period.

We believe our costs of sales for the remainder of 2014 will continue to increase commensurate with our expected increase in revenues.

Gross profit. The change in gross profit relates to the increase the aforementioned food and beverage costs as well as food truck expenses, offset by a decrease in the kitchen expenses.

We are unable to determine whether our gross profit and gross profit margin will increase during the remainder of 2014. It will be a function of our increase in revenues and the timing of the costs of sales we incur, some of which are fixed in nature (kitchen expenses), some of which are semi-fixed (food truck expenses), and some of which are variable (food expenses).

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation which are needed to expand the business and support its growing operations and prepare the Company for public trading.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The decrease in selling costs relates to certain marketing events held in Los Angeles and Phoenix when we opened these markets during the three-month period ended March 31, 2013, which we did not have to incur during the three-month period ended March 31, 2014.

Consulting expense, related party. The decrease in consulting expenses-related parties is primarily due to the termination of a number or agreements with such parties which occurred during the latter part of fiscal 2013.

Depreciation. The increase in depreciation relates to the addition of fixed assets after the first quarter of fiscal 2013, which were acquired primarily in August 2013.

Other Expenses. Other expenses include interest and amortization expense. The changes in other expenses are primarily due to a decrease in amortization of debt discount related to debt which was satisfied during the three-month period ended March 31, 2013 and which was amortized through that period offset by an increase in interest expense primarily attributable to the excess of fair value of shares of our common stock in excess of the carrying value of the liabilities settled.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $89,498 and negative net working capital of $2.7 million at March 31, 2014. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and common stock purchase warrants and shares or our common stock. The Company’s net loss for the three-month period ended March 31, 2014 was approximately $1.2 million and our accumulated deficit amounts to $9.1 million as of March 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital and to implement the execution of its business plan to become cash flow positive from the completion of its offering and equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. The Company is actively targeting sources of additional in its current $5,000,000 offering and equity transactions. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans, by the sale of common stock and through private placement offerings.

Cash and cash equivalents amounted to $89,498 at March 31, 2014 and our working capital deficiency amounted to approximately $2.7 million at March 31, 2014.

Three-month period ended March 31, 2014

Cash used in operations of $638,631 during the three-month period ended March 31, 2014 consists primarily of our net loss of approximately $1.2 million, adjusted by depreciation and amortization of $63,568, fair value of shares of our common stock in excess of liabilities settled of $73,423 and fair value of options of $53,348. Additionally, our accounts payable and accrued compensation, included payables to related parties, and accrued interest increased by approximately $399,000 during the three-month ended March 31, 2014, as we delayed payments with certain agreeable parties to keep a certain level of liquidity.

Cash provided by financing activities of $686,000 during the three-month period ended March 31, 2014 consists primarily of proceeds generated from the issuance of our common stock and a promissory note, which amounted to $740,000 and $50,000, respectively, offset by principal repayments of notes payable aggregating $94,000.

Three-month period ended March 31, 2013

Cash used in operations of $443,141 during the three-month period ended March 31, 2013 consists primarily of our net loss of approximately $830,000, adjusted by depreciation and amortization of $184,438. Additionally, our accounts payable and accrued compensation, included payables to related parties and accrued interest, increased by approximately $262,000 during the three-month ended March 31, 2013, as we delayed payments with certain agreeable parties to keep a certain level of liquidity.

Cash provided by financing activities of $395,307 during the three-month period ended March 31, 2013 consists primarily of proceeds generated from the issuance of our convertible notes and advances from a shareholder, which amounted to $374,955 and $26,200, respectively.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of March 31, 2014, the Company raised approximately $3,520,000 in senior secured notes and $870,000 in issuance of our shares of common stock. Management plans to continue raising capital from its current offering of equity financing for up to $5,000,000 and believes that upon successful completion of raising $5,000,000 in the offering, the Company will be able to implement the expansion plan and become cash flow positive within twelve months from the closing of the entire $5,000,000 offering. The Company will use the proceeds for operating and working capital and significantly expanding the number of trucks and stores and professional fees.

Total assets remained at comparable levels at March 31, 2014 and December 2013.

Total liabilities increased by $239,292, primarily from increased accounts payable and accrued compensation.

Total stockholders’ deficit increased by $268,887 during the three-month period ended March 31, 2014. This increase was primarily attributable to our net loss, offset by the issuance of shares of our common stock through a private a placement and satisfaction of obligations pursuant to certain liabilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014 and December 31, 2013.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our unaudited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share. The Company recorded a fair value of $178,959 or $0.72 per option, relating to these options. (ii) 250,000 options with an exercise price of $3.00 per share. The Company recorded a fair value of $165,892 or $0.66 per option, relating to these options. (iii) 250,000 options with an exercise price of $4.00 per share, The Company recorded a fair value of $156,053 or $0.62 per option, relating to these options, and (iv) 250,000 options with an exercise price of $5.00 per share. The Company recorded a fair value of $148,164, or $0.59 per option, relating to these options. Each of the options are exercisable for a term of 10 years. Our options were valued using the Black-Scholes method and assumption used for the options issued are as follows; volatility of 80%, expected term (years) 10, and risk free interest rate of 0.03%.

In addition, the Company determined a fair value of $1.25 per share of common stock for the first quarter of 2014. The fair value of the Company’s common stock was determined based on valuation performed by Management, which took into consideration, where applicable, cash received for similar securities during the first quarter of fiscal 2014, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The fair value of the Company’s common stock on each grant date are adjusted to estimated fair value and the volatility in general economic conditions, stock markets, earnings or revenue multiples of comparable companies and other qualitative and quantitative factors may result in significant changes in the estimated fair value of the Company’s common stock from period to period.

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

For other critical accounting policies, please refer Note 3 – Summary of Significant Accounting Policies in notes to unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the unaudited consolidated financial statements or notes thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that our internal controls over financial reporting were not effective and we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Item 1A .Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of this Quarterly Report and for the two years prior to this report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of May 16, 2014, the Company terminated that certain engagement agreement, dated February 4, 2014, by and between the Company and I-Bankers Securities, Inc. ("I-Bankers Securities") and its affiliate, I-Bankers Direct, LLC (“I-Bankers Direct”, together with I-Bankers Securities (“I-Bankers”)) whereby I-Bankers agreed to act as placement agent and financial advisor to the Company. As a result of the termination, all obligations of both I-Bankers and the Company have been terminated and no additional fees or services are due.

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

Date: May 20, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Robert Y Lee
Robert Y Lee
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 20, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

