Form 10-Q
period 2014-06-30
Grilled Cheese Truck, Inc.
filed 2014-08-19
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, there were 18,039,612 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

PART I FINANCIAL INFORMATION

2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,043,011	$42,359
Accounts receivable, net of allowance for doubtful accounts of $nil as of June 30, 2014 and December 31, 2013	30,636	15,256
Notes receivable	253,828	226,828
Prepaid expenses and other current assets	41,263	25,764
Vehicle held for sale	-	77,390
Total Current Assets	1,368,738	387,597

Property and equipment, net of accumulated depreciation	281,596	405,218
Deferred finance costs, net	18,905	236,070
Other receivable	250,000	250,000
Other assets	109,245	78,795
Total Assets	$2,028,484	$1,357,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$862,150	$963,104
Accounts payable - related parties	248,281	552,416
Accrued compensation	763,560	134,387
Accrued interest	35,239	330,509
Accrued interest - related parties	-	1,502
Promissory notes	-	81,500
Promissory notes - related party	-	12,500
Notes payable	-	53,390
Advances from stcokholders'	311	311
Deferred sale	450,000	450,000
Convertible note payable, net of debt discount	64,555	-
Due from licensee	250,000	250,000
Total Current Liabilities	2,674,096	2,829,619

Long-term convertible notes payable, net of debt discount	385,874	3,404,492
Total Liabilities	3,059,970	6,234,111

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,010,243 and 11,801,257 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	18,010	11,802
Additional paid in capital	10,336,726	3,028,545
Accumulated deficit	(11,386,222)	(7,916,778)
Total Stockholders' Deficit	(1,031,486)	(4,876,431)
Total Liabilities and Stockholders' Deficit	$2,028,484	$1,357,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2014	2013	2014	2013

Revenue:
Food truck sales	$749,696	$405,810	$1,262,993	$694,257
Catering and special events	186,452	88,564	296,113	154,216
Licensed truck	8,786	50,847	19,891	79,117
Total revenue	944,934	545,221	1,578,997	927,590

Cost of Sales:
Food and beverage	293,836	148,397	473,899	278,304
Food truck expenses	570,917	199,844	960,426	349,138
Commissary and kitchen expenses	105,552	126,451	252,030	218,753

Total cost of sales	970,305	474,692	1,686,355	846,195

Gross (Loss) Profit:	(25,371)	70,529	(107,358)	81,395

Operating Expenses:
General and administrative	1,696,585	773,059	2,496,265	1,153,231
Selling costs	61,488	105,083	97,896	164,230
Consulting expense - related parties	65,625	835,302	131,250	985,677
Depreciation	17,776	2,128	39,536	4,257
Total operating expenses	1,841,474	1,715,572	2,764,947	2,307,395

Loss From Operations:	(1,866,845)	(1,645,043)	(2,872,305)	(2,226,000)

Other Income (Expenses):
Interest expense	(366,902)	(129,047)	(552,909)	(378,770)
Interest expense - related party	-	(354)	(17,248)	(711)
Loss on disposition of equipment	(38,000)	-	(38,000)	-
Interest income	4,800	-	11,018	-

Net loss	$(2,266,947)	$(1,774,444)	$(3,469,444)	$(2,605,481)

Loss per share - basic and diluted	$(0.17)	$(0.18)	$(0.27)	$(0.29)

Weighted average shares outstanding - basic and diluted	13,277,250	9,784,795	12,751,007	9,117,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

THE GRILLED CHEESE TRUCK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six-Month Period Ended June 30,
	2014	2013

Cash Flow From Operating Activities:
Net loss	$(3,469,444)	$(2,605,481)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	39,536	4,257
Amortization of debt discount	108,437	192,788
Amortization of deferred financing costs	217,165	34,050
Fair value of shares of common stock and warrants exceeding liability satisfied	73,423	-
Fair value of options and warrants issued for services	398,039	163,177
Fair value of shares of common stock issued for services	277,188	743,500
Loss on disposition of equipment	38,000	-
Changes in operating assets and liabilities:
Accounts receivable	(15,380)	(13,964)
Notes receivable	-	(20,000)
Prepaid expenses and other current assets	(21,949)	(7,747)
Deferred financing costs	-	(177,100)
Other assets	-	(46,160)
Accounts payable and accrued compensation	746,515	19,578
Accounts payable, related party	61,998	77,587
Accrued interest	176,410	146,681
Accrued interest, related party	-	278
Customer deposits	-	(3,341)
Net cash used in operating activities	(1,370,062)	(1,491,897)

Cash Flows From Investing Activities:
Proceeds from disposition of equipment	20,000	-
Purchases of fixed assets	(911)	(16,123)
Net cash provided by (used in) investing activities	19,089	(16,123)

Cash Flows From Financing Activities:
Proceeds from convertible notes	125,000	1,869,955
Proceeds from promissory note	55,000	-
Repayment of note payable	(99,000)	(8,685)
Payment of financing costs	(10,000)	-
Advance from shareholders	-	26,200
Repayment of advances from shareholder	-	(28,626)
Proceeds from issuance of shares of common stock	2,280,625	-
Net cash provided by financing activities	2,351,625	1,858,844
Net increase in cash	1,000,652	350,824

Cash at beginning of period	42,359	78,034
Cash at end of period	$1,043,011	$428,858

Supplemental Discllosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,000	$5,436
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued to satisfy promissory note and accrued interest related party	$14,002	$-
Common stock issued to satisfy promissory note and accrued interest	$42,852	$52,545
Common stock issued pursuant to conversion of convertible notes and accrued interest	$3,591,328	$512,500
Common stock issued to satisfy accounts payable, accrued compensation and accounts payable-related party	$598,706	$-
Beneficial conversion feature	$62,500	$89,743
Vehicle sold and assignment of note payable	$53,390	$-
Vehicle sold and issuance of receivable	$51,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash and working capital deficiency of approximately $1 million and $1.3 million, respectively, at June 30, 2014. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the six-month period ended June 30, 2014 was approximately $3.5 million and the deficit accumulated by the Company amounts to approximately $11.4 million as of June 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014 as amended by the Form 10-K/A filed with the SEC on May 13, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month and six-month period ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

c.	Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

d.	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts and notes receivable, useful life of fixed assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was an impairment at December 31, 2013 of $142,309.

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

For catering and special event services, customers must sign and deliver the Company's standard catering agreement with a minimum payment of 50% of the agreed upon price of the event. The remaining balance is due by credit card payment within 2 days of the event or cash on the day of the event. The initial 50% deposit is fully refundable until 14 days prior to the event, between 4 and 13 days prior to the event, the deposit is non-refundable and if the customer cancels within 3 days of the event, 100% of the agreed-upon price of the event is due. Revenue is recognized, net of sales tax, at the time good and services are provided.

For licensed truck sales, revenue is based on 6% of gross revenue from truck stop sales collected by the licensee. Revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable.

h.	Advertising Costs

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the six-month period ended June 30, 2014 and 2013 amounted to $12,886 and $13,256, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2014 and 2013 have been excluded from the per share computations:

	As of
	June 30,
	2014	2013
Convertible notes	561,667	3,519,955
Options issued to employee	1,000,000	-
Warrants	7,803,951	4,011,978
	9,365,618	7,531,933

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2014 and December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2014 and December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

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

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

4.	Notes Receivable

The Company had promissory notes from licensees aggregating $253,828 and $226,828 at June 30, 2014 and December 31, 2013, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $1,842 and $3,685 of interest income in connection with such notes during the three and six-month period ended June 30, 2014, respectively.

5.	Due from Licensee

On September 27, 2013, the licensee issued a promissory note to the Company relating to a one time license fee in the amount of $250,000. The note matures on September 28, 2016 and bears interest at 3% per annum. The Company has recorded interest income of $2,958 and $7,333 during the three and six-month period ended June 30, 2014, respectively.

6.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013

POS systems	$21,358	$21,358
Food service equipment	41,691	41,691
Truck equipment	5,346	5,346
Vehicles	262,685	567,384
Leasehold improvements	10,703	10,703
Computers	2,564	2,334
Furniture and fixtures	3,748	3,064
Total	348,095	651,880
Impairment of vehicles	-	(142,309)
Accumulated depreciation	(66,499)	(26,963)
Total property and equipment and vehicles held for sale	281,596	482,608
Vehicles held for sale	-	(77,390)
Total property and equipment	$281,596	$405,218

Depreciation expense for the six-month period ended June 30, 2014 and 2013 amounted to $39,536 and $4,257, respectively and for the three-month period ended June 30, 2014 and 2013 amounted to $17,776 and $2,128, respectively.

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

During the six-month period ended June 30, 2014, the Company sold three vehicles with an aggregate carrying value of $162,390, two of which were classified for sale with an aggregate carrying value of $77,390 at December 31, 2013. In consideration for the disposition, one of the buyers assumed the obligations under a note payable which had a carrying value of $53,390, another buyer owes the Company $24,000 at June 30, 2014, which is recorded as other asset, and the third buyer paid $20,000 and issued a note receivable of $27,000, which is outstanding at June 30, 2014 and resulted in loss on disposition of asset of $38,000 during the three and six months ended June 30, 2014.

7.	Convertible Notes

The Company’s convertible promissory notes at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and March 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$395,000	$3,520,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	-

Unamortized debt discount	(69,571)	(115,508)
Total	450,429	3,404,492
Less: Current portion	(64,555)	-
Long-term portion	$385,874	$3,404,492

The Company generated proceeds of $125,000 and $1,869,955 from the issuance of convertible promissory notes during the six-month period ended June 30, 2014 and 2013, respectively.

The Company issued 3,591,331 and 1,696,833 shares of its common stock to satisfy its obligations pursuant to convertible notes during the six-month period ended June 30, 2014 and 2013, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $3,591,328 and $565,045 during the six-month period ended June 30, 2014 and 2013, respectively.

In connection with the issuance of the convertible notes payable issued during the six-month period ended June 30, 2014, the Company granted 166,667 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.50 per share and will mature within 3 years from their issuance date.

In connection with the issuance of the convertible notes payable issued during the six-month period ended June 30, 2013, the Company issued 935,000 warrants to the noteholders and 352,000 warrants to its placement agent. The warrants issued to the noteholders and the placement agent are exercisable at a price of $2.00 and $2.40 per share, respectively and mature within 3 years from their issuance date. The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $89,743 during the six-month period ended June 30, 2013 and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $552,909 and $378,770, including amortization of debt discount of $108,437 and $192,788 and amortization of deferred financing costs of $217,165 and $34,050, during the six-month ended June 30, 2014 and 2013, respectively.

The Company recognized interest expense of $366,902 and $129,047, including amortization of debt discount of $94,104 and $25,885 and amortization of deferred financing costs of $189,690 and $18,644, during the three-month ended June 30, 2014 and 2013, respectively.

8.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 75,000 shares of its Common Stock as well as 9,375 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrant) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $93,750, over the carrying value of the promissory notes and related interest payable, which amounted to $42,852, was recognized as interest expense of $50,898 in the accompanying unaudited consolidated statement of operations during the six-month period ended June 30, 2014.

On December 27, 2013, the Company entered into an unsecured promissory note totaling $44,000 bearing interest at 10% per annum. The Company satisfied its obligations under the note by repaying it in January 2014.

On May 23, 2014, the Company issued a promissory note payable of $5,000. The Company satisfied its obligations under such note payable by repaying it in June 2014.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500, was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its Common Stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, was recognized as interest expense of $17,248 in the accompanying unaudited consolidated statement of operations during the six-month period ended June 30, 2014.

9.	Notes Payable

Notes payable at June 30, 2014 and December 31, 2013 consists of the following:

	June 30,	December 31,
	2014	2013

Notes payable	$-	$65,986
Less payments	-	(12,506)
Total	$-	$53,390

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

Warrants issued concurrent with convertible notes (post-merger warrants):

In connection with the issuance of its convertible debentures, the Company issued 1,286,979 warrants to the noteholders during the six-month period ended June 30, 2013. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $252,920 has been recognized as beneficial conversion feature and recorded as debt discount during the six-month period ended June 30, 2013.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.60%-0.85%
Expected stock price volatility	80.00%
Expected dividend payout	—
Expected option life-years	(a)

(a)	All warrants issued expire in 3-5 years.

Warrants issued pursuant to Private Placement

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share of Company Common Stock, par value $0.001 per share and (ii) a warrant to purchase one share of Common Stock. The warrants expire in three years from their issuance date at an exercise price of $2.50 per Warrant Share.

The Company issued 1,824,500 warrants in connection with such closings during the six-month period ended June 30, 2014.

Warrants issued pursuant to Settlement of Promissory notes

The Company issued 9,375 and 3,125 warrants pursuant to the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share.

Warrants issued pursuant to Settlement of Payables to Vendors, Officers, and Director

The Company issued 330,000 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the six months ended June 30, 2014. The warrants expire in May 2017 and are exercisable at a price of $1.25 per share.

The Company issued 120,951 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the six months ended June 30, 2014. The warrants expire in June 2017 and are exercisable at a price of $2.50 per share.

The Company issued 450,951 warrants to certain vendors, officers and director in connection with the Company’s issuance of shares to satisfy certain obligations pursuant to accounts payable and accrued compensation as follows:

Number of
Party (ies)	warrants issued
Certain Vendors	80,951
Company's Chief Executive Officer	112,000
Company's Chief Financial Officer	36,000
Company's Chief Creative Officer	70,000
One of the Company's Directors	112,000
A relative of one of the Company’s Directors	40,000

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

During the six months ended June 30, 2014, the Company issued 550,000 warrants valued at $240,350 for services rendered. The warrants expire in June 2017 and are exercisable at a price of $2.50 per share.

During the six months ended June 30, 2014, the Company issued 100,000 warrants valued at $50,400 for services rendered. The warrants expire in April 2017 and are exercisable at a price of $2.00 per share.

The fair value of the detachable warrants issued for services and in connection with the issuance of convertible notes payable and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	Six-Month Period Ended
	June 30, 2014	June 30, 2013
Significant assumptions
Exercise Price	$2.00-2.50	$2.00-$2.40
Market Price	$1.25	$1.00
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Rsik-free interest rate	0.93%	0.6-0.85%
Terms (years)	3	3-5

11.	Contingencies

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

As of June 30, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Private Placement

The Company generated gross proceeds of $2,280,625 by issuing 1,824,500 shares of its Common Stock pursuant to a private placement during the six-month period ended June 30, 2014.

Shares issued pursuant to Settlement of Promissory Notes

The Company satisfied its obligations under $37,500 and $12,500 promissory notes and promissory notes-related party and accrued interest by issuing 100,000 shares of its Common Stock valued at $125,000 during the six-month period ended June 30, 2014.

Shares issued pursuant to Satisfaction of Accounts Payable and Accrued Compensation

The Company satisfied its obligations with certain parties during the six-month period ended June 30, 2014, as follows:

	Shares of	Carrying value of
Party (ies)	common stock issued	liability satisfied
Certain Vendors	101,405	$125,756
Company's Chief Executive Officer	112,000	140,000
Company's Chief Financial Officer	36,000	45,000
Company's Chief Creative Officer	70,000	87,500
One of the Company's Directors	112,000	140,000
A relative of one of the Company’s directors	40,000	50,000

The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement, which occurred contemporaneously with such transactions.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

Shares issued pursuant to Services

The Company issued to certain consultants 190,000 and 743,500 shares of its Common Stock in consideration for services rendered during the six-month period ended June 30, 2014, and June 30, 2013, respectively. The fair value of the shares amounted to $237,500 and $743,500 during the six-month period ended June 30, 2014 and June 30, 2013, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

The Company issued to a former board member 31,750 shares of its Common Stock in consideration for services rendered during the six-month period ended June 30, 2014. The fair value of the shares amounted to $39,688 during the six-month period ended June 30, 2014. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 3,591,331 shares of its Common Stock valued at $3,591,328 upon conversion of convertible notes payable of $3,125,000 and accrued interest of $466,328 during the six months ended June 30, 2014.

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

The Company recorded share-based payment expenses amounting to $53,941 and $107,289 during the three and six-month period ended June 30, 2014 in connection with all options outstanding, respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at June 30, 2014 and December 31, 2013, respectively.

The total compensation cost related to options not yet recognized amounted to approximately $459,386 at June 30, 2014 and the Company expects that it will be recognized over the remaining period of 26 months.

13.	Related Party Transactions

The related party transactions for the six-month periods ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013, respectively, are summarized below:

Stockholders advance funds to the Company from time to time to provide financing for operations.

	June 30,	December 31,
	2014	2013

Advances from stockholders	$311	$311

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

a.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in a 2012 private placement offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The advisory agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in a 2012 private placement offering. For the six-month period ended June 30, 2013, the Company incurred fees of $15,000 and issued 60,000 shares of its Common Stock with a fair value of $60,000 and has an accounts payable balance of $0 as of June 30, 2014 and December 31, 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the six-month period ended June 30, 2014 and 2013, the Company incurred fees of $0 and $42,000, respectively. The Company has an accounts payable balance of $58,451 and $58,451 as of June 30, 2014 and December 31, 2013, respectively. This agreement lapsed in January 2014.

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

During the six-month period ending June 30, 2014 and 2013, the Company incurred fees of $0 and $60,000 and has an accounts payable of $50,000 at June 30, 2014 and December 31, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

d.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 private placement offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. During the six-month period ended June 30, 2014 and 2013, the Company incurred fees of $11,250 and $11,250, respectively, and has an accounts payable of $49,250 and $54,375 at June 30, 2014 and December 31, 2013, respectively. During the six-month period ended June 30, 2014, the Company issued 13,340 shares of its Common Stock to satisfy certain obligations to Mr. Villard amounting to $16,675. Additionally, the Company issued 31,750 shares of its Common Stock to Mr. Villard for services rendered during the six-month period ended June 30, 2014. The fair value of the shares amounted to $39,688. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

e.	Grandview Capital Advisory Agreement

On July 16, 2012, the Company entered into the Grandview Advisory Agreement with Grandview Capital Partners, Inc. (‘Grandview”) whose majority shareholder is Peter Goldstein, a shareholder and financial advisor to the Company at that time. Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the six-month period ended June 30, 2013, the Company incurred fees of $60,000 and has an accounts payable balance of $53,912 and $106,789 as of June 30, 2014 and December 31, 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the six-month period ended June 30, 2013. The fair value of the warrants amounted to $152,978.

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

On August 15, 2012, we entered into the Clark Group Agreement with the Clark Group. General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group and as one of the Company’s directors. The agreement commenced upon the completion of the Share Exchange Transaction and will continue for a period of two years. This agreement was amended on September 6, 2013.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the six-month period ended June 30, 2014 and 2013, the Company incurred fees of $120,000 and had an accounts payable balance of $36,668 and $106,668 as of June 30, 2014 and December 31, 2013, respectively. The Company issued 152,000 shares of its Common Stock to General Clark in satisfaction of liabilities amounting to $190,000 during the six-month period ended June 2014.

g.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. During the six-month period ended June 30, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $0 as of June 30, 2014 and December 31, 2013. As of June 30, 2013 this agreement was terminated.

h. Issuance of shares to the Company’s officers

During the six-month period ended June 30, 2014, the Company satisfied the following liabilities with certain officers of the Company by issuing shares of its Common Stock as follows:

	Shares of common stock and	Carrying value of
Party	warrants issued	liability satisfied
Company's Chief Executive Officer	112,000	140,000
Company's Chief Financial Officer	36,000	45,000
Company's Chief Creative Officer	70,000	87,500
A relative of one of the Company’s directors	40,000	50,000

Additionally, the Company issued to one of its former Board members 31,750 shares of its Common Stock in consideration for services rendered during the six-month period ended June 30, 2014. The fair value of the shares amounted to $39,688.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

14.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the six-month period ended June 30, 2014 and 2013, respectively.

Suppliers	Six-month period ended June 30, 2014	Six-month period ended June 30,2013
A	19%	16%

For the three-month period ended June 30, 2014, the Company had one supplier who accounted for approximately $192,000 of their purchases used for production or approximately 20% of total purchases for the period then ended.

For the six-month period ended June 30, 2013, the Company had two suppliers who accounted for approximately $175,000 of their purchases used for production or approximately 35% of total purchases for the period then ended. The amount payable to supplier A at June 30, 2014 amounted to $28,000.

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

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name,  hookandladder.biz , which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company's balance sheet at $-0-. In consideration, AFT paid the Company an aggregate cash payment of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at the AFT Closing, the Company and AFT agreed to entered into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “ Truck Rental Agreement ”), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale. AFT has yet to deliver any of the twenty trucks agreed to be leased by the Company from AFT before June 30, 2014.  Accordingly, the Company has not recognized the $450,000 and is still evaluating the accounting treatment as it fulfills its remaining obligation to lease these trucks.

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

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), which permits us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

·	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

·	taking advantage of an extension of time to comply with new or revised financial accounting standards;

·	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

·	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Although we qualify as an emerging growth company under the JOBS Act, we have elected not to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and such election not use such transition period is irrevocable.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses totaling $5,612,919 of which $3,050,682 were non-cash items and cash used in operations totaling $2,562,237. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the six-month period ended June 30, 2014 amounted to approximately $3.5 million and the accumulated deficit amounted to approximately $11.4 million at June 30, 2014. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through debt or equity transaction which could further dilute our existing Shareholders and increased sales and growing operations to profitability. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans of raising additional funds. Our ability to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in our current offering or subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

We generated revenue from retail sales through nine company operated food trucks and two trucks operated by third-party licensees. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and have maintained this level during the first half of 2014. All trucks are rented or leased. For our company operated trucks, we receive 100% of reported revenue and bear all associated costs. On licensed trucks, we collect 6% of gross revenue of the third-party licensees. We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations, as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees, as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

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

During 2013 the company focus was to design, develop and build two kitchens, with one in Los Angeles and one in Phoenix and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, testing and implementation of a training program for US veterans. In the fourth quarter of 2013 we expanded to include a total of nine Company operated and two licensed trucks in operations. During the first half of fiscal 2014, our focus was to start refining and evaluate our operations in their initial stage of deployment. Additionally, we reduced our obligations under convertible promissory notes, certain accounts payable and accrued compensation aggregating $4.3 million during in May and June 2014 by issuing shares of our Common Stock. Furthermore, we generated proceeds from the issuance of our Common Stock aggregating $2.3 million during the six-month period ended June 30, 2014.

Results of Operations:

Three Month and Six-Month Period Ended June 30, 2014 and 2013

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three-month		Three-month		Increase/	Increase/	Six-month		Six-month		Increase/	Increase/
	period ended	As a %	period ended	As a %	Decrease in $	Decrease in %	period ended	As a %	period ended	As a %	Decrease in $	Decrease in %
	June 30, 2014	of revenues	June 30, 2013	of revenues	2014 vs 2013	2014 vs 2013	June 30, 2014	of revenues	June 30, 2013	of revenues	2014 vs 2013	2014 vs 2013
Revenue:
Food truck sales	749,696	79%	405,810	74%	343,886	85%	1,262,993	80%	694,257	75%	568,736	82%
Catering and special events	186,452	20%	88,564	16%	97,888	111%	296,113	19%	154,216	17%	141,897	92%
Licensed truck	8,786	1%	50,847	9%	(42,061)	-83%	19,891	1%	79,117	9%	(59,226)	-75%
Total revenue	944,934	100%	545,221	100%	399,713	73%	1,578,997	100%	927,590	170%	651,407	70%

Cost of Sales:
Food and beverage	293,836	31%	148,397	27%	145,439	98%	473,899	30%	278,304	30%	195,595	70%
Food truck expenses	570,917	60%	199,844	37%	371,073	186%	960,426	61%	349,138	38%	611,288	175%
Commissary and kitchen expenses	105,552	11%	126,451	23%	(20,899)	-17%	252,030	16%	218,753	24%	33,277	15%

Total cost of sales	970,305	103%	474,692	87%	495,613	104%	1,686,355	107%	846,195	91%	840,160	99%

Gross (Loss) Profit:	(25,371)	-3%	70,529	13%	(95,900)	NM	(107,358)	-7%	81,395	9%	(188,753)	NM

Operating Expenses:
General and administrative	1,696,585	180%	773,059	142%	923,526	119%	2,496,265	158%	1,153,231	124%	1,343,034	116%
Selling costs	61,488	7%	105,083	19%	(43,595)	-41%	97,896	6%	164,230	18%	(66,334)	-40%
Consulting expense - related parties	65,625	7%	835,302	153%	(769,677)	-92%	131,250	8%	985,677	106%	(854,427)	-87%
Depreciation	17,776	2%	2,128	0%	15,648	NM	39,536	3%	4,257	0%	35,279	NM

Total operating expenses	1,841,474	195%	1,715,572	315%	125,902	7%	2,764,947	175%	2,307,395	249%	457,552	20%

Loss From Operations:	(1,866,845)	-198%	(1,645,043)	-302%	(221,802)	13%	(2,872,305)	-182%	(2,226,000)	-240%	(646,305)	29%

Other Expenses:
Interest expense	(366,902)	-39%	(129,047)	-24%	237,855	-184%	(552,909)	-35%	(378,770)	-41%	174,139	-46%
Interest expense - related party	-	0%	(354)	0%	(354)	NM	(17,248)	-1%	(711)	0%	16,537	NM
Loss on disposal of equipment	(38,000)	-4%	-	0%	38,000	NM	(38,000)	-2%	-	0%	38,000	NM
Interest income	4,800	1%	-	0%	4,800	NM	11,018	1%	-	0%	11,018	NM

Net loss	$(2,266,947)	-240%	$(1,774,444)	-325%	$58,499	-3%	$(3,469,444)	-220%	$(2,605,481)	-478%	$(406,611)	16%

NM: not meaningful

Revenue. The increase in sales during the three-month and six-month periods ended June 30, 2014, when compared to the comparable prior year periods, is primarily due to the increased number of trucks in the fourth quarter of 2013 and the popularity of the Company’s truck sales and catered events. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and we have maintained the same level of trucks during the first half of 2014.

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

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The increase in food and beverage cost of sales during the three-month and six-month period ended June 30, 2014, when compared to the comparable prior year period, is primarily related to the increase in sales, slightly offset by a more efficient deployment of the types of food by trucks as we gain experience in the demand of our products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The increase in food truck cost of sales was primarily related to the expansion of the Company’s operations in Phoenix and Los Angeles. This increase in Food truck expenses was primarily due to expanding operations from three (3) to eleven (11) trucks during the three and six-month period ended June 30, 2014 when compared to the prior year periods.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased during the three-month June 30, 2014 when compared to the comparable prior year period because we incurred higher kitchen expenses during the three- and six-month period ended June 30, 2013 as we hired and trained new kitchen personnel and implemented and tested our recipes, which we did not have to do to such a large extent during the three- and six-month period ended June 30, 2014.

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

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses during the three-month and six-month periods ended June 30, 2014 is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation which are needed to expand the business and support its growing operations and prepare the Company for public trading.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The decrease in selling costs during the three-month and six-month periods ended June 30, 2014, when compared to the comparable prior year periods, relates to certain marketing events held in Los Angeles and Phoenix when we opened these markets during the three-month and six-month periods ended June 30, 2013, which we did not have to incur during the three-month and six-month period ended June 30, 2014.

Consulting expense, related party. The decrease in consulting expenses-related parties is primarily due to the termination of a number or agreements with such parties which occurred during the latter part of fiscal 2013.

Depreciation. The increase in depreciation relates to the addition of fixed assets after the second quarter of fiscal 2013, which were acquired primarily in August 2013.

Other Expenses. Other expenses include interest and amortization expense. The changes in other expenses are primarily due to an increase in amortization of debt discount related to debt satisfied during the three-month and six-month periods ended June 30, 2014 and which was amortized through that period offset by an increase in interest expense primarily attributable to the excess of fair value of shares of our common stock in excess of the carrying value of the liabilities settled during the first quarter of 2014.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $1,043,011 and working capital deficiency of approximately $1.3 million at June 30, 2014. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and common stock purchase warrants and shares of our common stock. The Company’s net loss for the six-month period ended June 30, 2014 was approximately $3.5 million and our accumulated deficit amounts to $11.4 million as of June 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital, whuch could further dilute our existing Shareholders, and to implement the execution of its business plan to become cash flow positive. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans and by the sale of common stock and through private placement offerings.

Six-month period ended June 30, 2014

Cash used in operations of $1,370,062 during the six-month period ended June 30, 2014 consists primarily of our net loss of approximately $3.5 million, adjusted by depreciation and amortization of $365,138, and the fair value of options, warrants, and shares of our Common Stock of $675,227. Additionally, our accounts payable and accrued compensation, included payables to related parties, and accrued interest increased by approximately $1.0 million during the six-month ended June 30, 2014, as we delayed cash payments with certain agreeable parties to keep a certain level of liquidity and we satisfied certain payables and accrued compensation aggregating $590,000 by issuing shares of our Common Stock.

Cash provided by financing activities of $2,351,625 during the six-month period ended June 30, 2014 consists primarily of proceeds generated from the issuance of shares of our common stock and promissory notes, which amounted to $2,460,625, offset by principal repayments of notes payable aggregating $99,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating $3.6 million.

Six-month period ended June 30, 2013

Cash used in operations of $1,491,897 during the six-month period ended June 30, 2013 consists primarily of our net loss of approximately $2.6 million, adjusted by depreciation and amortization of $231,095 and the payment of deferred financing costs of $177,000. Additionally, our accounts payable and accrued compensation, including payables to related parties and accrued interest, increased by approximately $244,000 during the six-month ended June 30, 2013, as we delayed payments with certain agreeable parties to keep a certain level of liquidity.

Cash provided by financing activities of $1,858,844 during the six-month period ended June 30, 2013 consists primarily of proceeds generated from the issuance of our convertible notes.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $3,520,000 in senior secured notes, of which $3,125,000 was converted into shares of our Common Stock as of June 30, 2014, and $2.3 million in issuance of our shares of Common Stock during the six-month period ended June 30, 2014. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital and significantly expanding the number of trucks and stores and professional fees.

Total assets remained at comparable levels at June 30, 2014 and December 2013, with the exception that our cash has increased from $42,000 to $1 million.

Total liabilities decreased by $3.2 million, primarily from the conversion of convertible promissory notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014 and December 31, 2013.

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

In addition, the Company determined a fair value of $1.25 per share of common stock for the first half of 2014. The fair value of the Company’s Common Stock was determined based on valuation performed by Management, which took into consideration, where applicable, cash received for similar securities during the first half of fiscal 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, the Company issued or agreed to issue an aggregate of 71,750 shares of Common Stock to two consultants/advisors in connection for services rendered to the Company.  The shares were valued at $1.25 per share, or $89,687.50 in the aggregate.  Additionally, the Company issued or agreed to issue warrants to purchase 550,000 shares of Common Stock to two consultants/advisors for services rendered to the Company. The warrants issued had an exercise price of $2.50 per share and such warrants expire in June 2017.

The issuance of the shares of Common Stock and Warrants discussed above was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 18, 2014, the Company and one accredited investor entered into a Note Purchase Agreement whereby the Company issued a 10% convertible promissory note (the “Note”) in the principal amount of $125,000 to the investor.  The maturity date of the Note is June 18, 2015.  During the term of the Note, the holder may convert the Note, including all accrued and unpaid interest into (i) shares (the “Shares”) of the Company’s common stock at a price of $.75 per share and (ii) a three year warrant to purchase 100% of the Shares issuable in connection with (i) above. The issuance of the Note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: August 19, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Robert Y Lee
Robert Y Lee
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

