Form 10-Q
period 2014-09-30
Grilled Cheese Truck, Inc.
filed 2014-11-19
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 17, 2014, there were 18,037,158 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE GRILLED CHEESE TRUCK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$81,247	$42,359
Accounts receivable, net of allowance for doubtful accounts of $nil as of September 30, 2014 and December 31, 2013	49,246	15,256
Notes receivable	287,607	226,828
Prepaid expenses and other current assets	36,810	25,764
Vehicle held for sale	-	77,390
Total Current Assets	454,910	387,597

Property and equipment, net of accumulated depreciation	256,376	405,218
Deferred finance costs, net	8,857	236,070
Due from licensee	250,000	250,000
Other assets	76,863	78,795
Total Assets	$1,047,006	$1,357,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$765,454	$963,104
Accounts payable - related parties	314,206	552,416
Accrued compensation	693,429	134,387
Accrued interest	43,347	330,509
Accrued interest - related parties	-	1,502
Promissory notes	-	81,500
Promissory notes - related party	-	12,500
Notes payable	-	53,390
Advances from stockholders	311	311
Deferred sale	450,000	450,000
Convertible note payable, net of debt discount	80,308	-
Deferred revenue	250,000	250,000
Total Current Liabilities	2,597,055	2,829,619

Long-term convertible notes payable, net of debt discount	335,874	3,404,492
Total Liabilities	2,932,929	6,234,111

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,037,158 and 11,801,257 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	18,037	11,802
Additional paid in capital	10,421,451	3,028,545
Accumulated deficit	(12,325,411)	(7,916,778)
Total Stockholders' Deficit	(1,885,923)	(4,876,431)
Total Liabilities and Stockholders' Deficit	$1,047,006	$1,357,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

UANUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2014	2013	2014	2013

Revenue:
Food truck sales	$585,211	$303,922	$1,848,204	$998,179
Catering and special events	194,390	76,965	490,503	231,181
Licensing	215,994	39,693	235,885	118,810
Total revenue	995,595	420,580	2,574,592	1,348,170

Cost of Sales:
Food and beverage	255,297	144,496	729,196	422,800
Food truck expenses	540,481	210,694	1,500,907	559,832
Commissary and kitchen expenses	124,766	108,459	376,796	327,212

Total cost of sales	920,544	463,649	2,606,899	1,309,844

Gross (Loss) Profit:	75,051	(43,069)	(32,307)	38,326

Operating Expenses:
General and administrative	769,785	766,956	3,266,050	1,920,460
Selling costs	55,004	54,110	152,900	218,340
Consulting expense - related parties	116,525	325,035	247,775	1,310,712
Depreciation	17,777	22,619	57,313	26,876
Total operating expenses	959,091	1,168,720	3,724,038	3,476,388

Loss From Operations:	(884,040)	(1,211,789)	(3,756,345)	(3,438,062)

Other Income (Expenses):
Interest expense	(49,349)	(131,010)	(602,258)	(509,506)
Interest expense - related party	-	(427)	(17,248)	(1,138)
Loss on disposition of equipment	(5,800)	-	(43,800)	-
Interest income	-	-	11,018	-

Net loss	$(939,189)	$(1,343,226)	$(4,408,633)	$(3,948,706)

Loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.30)	$(0.41)

Weighted average shares outstanding - basic and diluted	18,036,520	10,922,662	14,530,870	9,730,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine-Month Period Ended September 30,
	2014	2013

Cash Flow From Operating Activities:
Net loss	$(4,408,633)	$(3,948,706)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	57,313	26,876
Amortization of debt discount	99,190	207,178
Amortization of deferred financing costs	227,213	61,338
Amortization of intangible assets	-	4,035
Fair value of shares of common stock and warrants exceeding liability satisified	70,234	-
Fair value of options and warrants issued for services	456,613	450,156
Fair value of shares of common stock issued for services	277,188	768,500
Loss on disposition of equipment	43,800	-
Changes in operating assets and liabilities:
Accounts receivable	(33,990)	(658)
Notes receivable	-	(104,290)
Prepaid expenses and other current assets	(18,893)	(34,752)
Deferred financing costs	-	(177,100)
Other assets	-	(63,695)
Accounts payable and accrued compensation	579,689	362,621
Accounts payable, related party	127,923	136,828
Accrued interest	188,887	235,830
Accrued interest, related party	-	661
Deferred revenues	-	(3,341)
Net cash used in operating activities	(2,333,466)	(2,078,519)

Cash Flows From Investing Activities:
Proceeds from disposition of equipment	25,000	-
Proceeds from deferred sale of intangible assets	-	250,000
Purchases of fixed assets	(4,271)	(41,277)
Net cash provided by investing activities	20,729	208,723

Cash Flows From Financing Activities:
Proceeds from convertible notes	125,000	1,870,000
Proceeds from promissory note	55,000	-
Repayment of note payable	(99,000)	(12,506)
Payment of financing costs	(10,000)	-
Advance from shareholders	-	26,200
Repayment of advances from shareholder	-	(28,626)
Proceeds from issuance of shares of common stock	2,280,625	-
Net cash provided by financing activities	2,351,625	1,855,068
Net increase (decrease) in cash	38,888	(14,728)

Cash at beginning of period	42,359	78,034
Cash at end of period	$81,247	$63,306

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,000	$5,436
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued to satisfy promissory note and accrued interest related party	$14,002	$-
Common stock issued to satisfy promissory note and accrued interest	$42,852	$52,545
Common stock issued pursuant to conversion of convertible notes and accrued interest	$3,620,697	$512,500
Common stock issued to satisfy accounts payable, accrued compensation and accounts payable-related party	$711,519	$56,571
Common stock issued in connection with asset purchase agreement	$-	$500,000
Warrants issued in connection with asset purchase agreement	$-	$128,993
Assets purchased in connection with asset purchase agreement	$-	$682,383
Liablities assumed in connection with asset purchase	$-	$53,390
Beneficial conversion feature	$62,500	$89,743
Vehicle sold and assignment of note payable	$53,390	$-
Vehicle sold and issuance of receivable	$51,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GRILLED CHEESE TRUCK, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash and working capital deficiency of approximately $81,000 and $2.1 million, respectively, at September 30, 2014. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the nine-month period ended September 30, 2014 was approximately $4.4 million and the deficit accumulated by the Company amounts to approximately $12.3 million as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014 as amended by the Form 10-K/A filed with SEC on May 13, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

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

For recurring licensing revenue, which is based on 6% of gross revenue from truck stop sales collected by the licensee, revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable.

For area licensing revenue, which is generally a fixed amount, the revenue is recognized when the Company has no remaining obligations or intent, either by agreement, trade practice, or law, to the extent it is collectible.

Any amount receivable or received pursuant to licensing revenues, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

h.	Advertising Costs

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the nine-month period ended September 30, 2014 and 2013 amounted to $23,471 and $17,373, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2014 and 2013 have been excluded from the per share computations:

	As of
	September 30,
	2014	2013
Convertible notes	536,667	3,520,000
Options issued to employee	1,000,000	1,000,000
Warrants	7,811,951	2,862,000
	9,348,618	7,382,000

j.	Income Taxes

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

The Company's revenues in the statements of operations are net of sales taxes.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2014 and December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2014 and December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, other receivable, accounts payable and accrued expenses, notes payable, promissory notes and due from licensee- including related parties liabilities- approximate their fair value due to the short term maturity of these items.

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

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was necessary as of December 31, 2013. The Company fully impaired certain intellectual property comprised of trademarks, patents, domain names, technology rights, inventions etc. valued at $134,909 which was purchased on August 8, 2013 related to an asset purchase agreement. The impairment was recorded as impairment of intangible assets in the Company’s accompanying consolidated statement of operations for the year ended December 31, 2013. Since purchasing the intangible assets, the Company has not realized any benefit and management could not ascertain that the fair value of the intangibles would exceed their carrying value at December 31, 2013 and whether the intangible assets would generate positive cash flows for the foreseeable future. The Level of the fair value hierarchy used by management was Level 3. The intangible assets were re-measured on a non-recurring basis at December 31, 2013. The Company’s executive management undertook to perform the analysis of the valuation of the intangible assets. The highest and best use of the intangible assets does not differ from their current or intended use.

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

4.	Notes Receivable

The Company had promissory notes from licensees aggregating $276,817 and $226,828 outstanding at September 30, 2014 and December 31, 2013, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $0 and $3,685 of interest income in connection with such notes during the three and nine-month period ended September 30, 2014, respectively.

5.	Due from Licensee

On September 27, 2013, a licensee issued a promissory note to the Company relating to a one time license fee in the amount of $250,000. The note matures on September 28, 2016 and bears interest at 3% per annum. The Company has recorded interest income of $0 and $7,333 during the three and nine-month period ended September 30, 2014, respectively.

6.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

POS systems	$21,358	$21,358
Food service equipment	41,691	41,691
Truck equipment	5,346	5,346
Vehicles	252,542	567,384
Leasehold improvements	10,703	10,703
Computers	2,564	2,334
Furniture and fixtures	3,748	3,064
Total	337,952	651,880
Impairment of vehicles	-	(142,309)
Accumulated depreciation	(81,576)	(26,963)
Total property and equipment and vehicles held for sale	256,376	482,608
Vehicles held for sale	-	(77,390)
Total property and equipment	$256,376	$405,218

Depreciation expense for the nine-month period ended September 30, 2014 and 2013 amounted to $57,313 and $26,876, respectively and for the three month period ended September 30, 2014 and 2013 amounted to $17,776 and $22,618, respectively.

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

The vehicles were re-measured on a non-recurring basis at December 31, 2013. The Company’s executive management undertook to hire the appraiser who would ultimately perform the valuation of the vehicles. The highest and best use of the vehicles does not differ from their current or intended use.

During the nine-month period ended September 30, 2014, the Company sold four vehicles with an aggregate carrying value of $173,190, two of which were classified for sale with an aggregate carrying value of $77,390 at December 31, 2013. In consideration for the disposition, one of the buyers assumed the obligations under a note payable which had a carrying value of $53,390, another buyer owes the Company $24,000 at September 30, 2014, which is recorded as other asset, the third buyer paid $20,000 and issued a note receivable of $27,000, which is outstanding at September 30, 2014, and the fourth buyer paid $5,000, and resulted in loss on disposition of asset of $5,800 and $43,800 during the three and nine months ended September 30, 2014.

7.	Convertible Notes

The Company’s convertible promissory notes at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and March 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$370,000	$3,520,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	-

Unamortized debt discount	(78,818)	(115,508)
Total	416,182	3,404,492
Less: Current portion	(80,308)	-
Long-term portion	$335,874	$3,404,492

The Company generated proceeds of $125,000 and $1,869,955 from the issuance of convertible promissory notes during the nine-month period ended September 30, 2014 and 2013, respectively.

The Company issued 3,620,700 and 1,696,833 shares of its common stock to satisfy its obligations pursuant to convertible notes during the nine-month period ended September 30, 2014 and 2013, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $3,620,697 and $565,045 during the nine-month period ended September 30, 2014 and 2013, respectively.

In connection with the issuance of the convertible notes payable issued during the nine-month period ended September 30, 2014, the Company granted 166,667 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.50 per share and will mature within 3 years from their issuance date.

In connection with the issuance of the convertible notes payable issued during the nine-month period ended September 30, 2013, the Company issued 935,000 warrants to the noteholders and 352,000 warrants to its placement agent. The warrants issued to the noteholders and the placement agent are exercisable at a price of $2.00 and $2.40 per share, respectively and mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $62,500 and $89,743 during the nine-month period ended September 30, 2014 and 2013, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $602,258 and $509,506, including amortization of debt discount of $99,190 and $207,178 and amortization of deferred financing costs of $227,213 and $61,338, during the nine-month ended September 30, 2014 and 2013, respectively.

The Company recognized interest expense of $49,349 and $131,010 during the three-month ended September 30, 2014 and 2013, respectively.

8.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 75,000 shares of its Common Stock as well as 9,375 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrant) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $93,750, over the carrying value of the promissory notes and related interest payable, which amounted to $42,852, was recognized as interest expense of $50,898 in the accompanying unaudited consolidated statement of operations during the nine-month period ended September 30, 2014.

On December 27, 2013, the Company entered into an unsecured promissory note totaling $44,000 bearing interest at 10% per annum. The Company satisfied its obligations under the note by repaying it in January 2014.

On May 23, 2014, the Company issued a promissory note payable of $5,000. The Company satisfied its obligations under such the note payable by repaying it in June 2014.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500, was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its Common Stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, was recognized as interest expense of $17,248 in the accompanying unaudited consolidated statement of operations during the nine-month period ended September 30, 2014.

9.	Notes Payable

Notes payable at September 30, 2014 and December 31, 2013 consists of the following:

	September 30,	December 31,
	2014	2013

Notes payable	$-	$65,986
Less payments	-	(12,506)
Total	$-	$53,390

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

Warrants issued concurrent with convertible notes:

In connection with the issuance of its convertible notes, the Company issued 166,667 and 1,286,979 warrants to the noteholders during the nine-month period ended September 30, 2014 and 2013, respectively. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $62,500 and $252,920 during the nine-month period ended September 30, 2014 and 2013, respectively, has been recognized as beneficial conversion feature and debt discount.

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

Warrants issued pursuant to Private Placement

The Company issued 1,824,500 warrants in connection with a private placement consisting of shares of common stock during the nine-month period ended September 30, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued pursuant to Settlement of Promissory notes

The Company issued 9,375 and 3,125 warrants pursuant to the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share.

Warrants issued pursuant to Settlement of Payables to Vendors, Officers, and Directors

The Company issued 330,000 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the nine months ended September 30, 2014. The warrants expire in May 2017 and are exercisable at a price of $1.25 per share.

The Company issued 120,951 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the nine months ended September 30, 2014. The warrants expire in June 2017 and are exercisable at a price of $1.25 per share.

The warrants were issued to the following parties:

Party (ies)	Number of warrants issued
Certain Vendors	80,951
Company’s Chief Executive Officer	112,000
Company’s Chief Financial Officer	36,000
Company’s Creative Officer	70,000
One of the Company’s Directors	112,000
A relative of one of the Company’s Directors	40,000

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group Agreement.

Warrants issued for services

During the nine months ended September 30, 2014, the Company issued 658,000 warrants valued at $294,790 for services rendered. The warrants expire between April and September 2017 and are exercisable at a price ranging between $2.00 and $2.50 per share.

During the nine-month period ended September 30, 2013, the Company issued 500,000 warrants valued at $259,119 to one of its directors in connection with its compensation arrangement. The warrants expire in September 2016 and are exercisable at a price of $1.00 per share.

Warrants issued pursuant to asset purchase

During the nine-month period ended September 2013, the Company issued 250,000 warrants valued at $128,993 pursuant to an asset purchase agreement. The warrants expire in August 2016 and are exercisable at a price of $1.00 per share.

The fair value of the detachable warrants issued for services, in connection with the issuance of convertible notes payable and in connection with the asset purchase agreement and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	Nine-Month Period Ended
	September 30, 2014	September 30, 2013
Significant assumptions
Exercise Price	$2.00-2.50	$1.00-$2.40
Market Price	$1.25	$1.00
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Rsik-free interest rate	0.93%	0.6-0.85%
Terms (years)	3	3-5

11.	Contingencies

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

As of September 30, 2014 and December 31, 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Private Placement

The Company generated gross proceeds of $2,280,625 by issuing 1,824,500 shares of its Common Stock pursuant to a private placement during the nine-month period ended September 30, 2014.

Shares issued pursuant to Settlement of Promissory Notes

The Company satisfied its obligations under $37,500 and $12,500 promissory notes and promissory notes-related party and accrued interest by issuing 100,000 shares of its Common Stock valued at $125,000 during the nine-month period ended September 30, 2014.

Shares issued pursuant to Satisfaction of Accounts Payable and Accrued Compensation

The Company satisfied its obligations with certain parties during the nine-month period ended September 30, 2014, as follows:

	Shares of	Carrying value of
Party (ies)	common stock issued	liability satisfied
Certain Vendors	98,951	$123,689
Company's Chief Executive Officer	112,000	140,000
Company's Chief Financial Officer	36,000	45,000
Company's Chief Creative Officer	70,000	87,500
One of the Company's Directors	112,000	140,000
A relative of one of the Company's Directors	40,000	50,000

The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement, which occurred contemporaneously with such transactions.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

Shares issued pursuant to Services

The Company issued to certain consultants 190,000 and 768,500 shares of its Common Stock in consideration for services rendered during the nine-month period ended September 30, 2014, and September 30, 2013, respectively. The fair value of the shares amounted to $237,500 and $768,500 during the nine-month period ended September 30, 2014 and September 30, 2013, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

The Company issued to former board member 31,750 shares of its Common Stock in consideration for services rendered during the nine-month period ended September 30, 2014. The fair value of the shares amounted to $39,688 during the nine-month period ended September 30, 2014. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 3,620,700 shares of its common stock valued at $3,620,697 upon conversion of convertible notes payable of $3,150,000 and accrued interest of $470,697 during the nine months ended September 30, 2014.

In May 2013, the Company issued 1,696,833 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible notes holders.

Shares issued pursuant to Asset Purchase Agreement

During the nine-month period ended September 30, 2013, the Company issued 500,000 shares of its Common Stock in connection with an asset purchase agreement. The fair value of the shares amounted to $500,000.

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

The Company recorded share-based payment expenses amounting to $277,188 and $27,860 during the nine-month period ended September 30, 2014 and 2014 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at September 30, 2014 and 2013, respectively.

The total compensation cost related to options not yet recognized amounted to approximately $404,853 at September 30, 2014 and the Company expects that it will be recognized over the remaining period of 23 months.

13.	Related Party Transactions

The related party transactions for the nine-month periods ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013, respectively, are summarized below:

Stockholders advance funds to the Company from time to time to provide financing for operations.

	September 30,	December 31,
	2014	2013

Advances from stockholders	$311	$311

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

a.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in a 2012 private placement offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The advisory agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in a 2012 private placement offering. For the nine-month period ended September 30, 2013, the Company incurred fees of $15,000 and issued 60,000 shares of its Common Stock with a fair value of $60,000 and has an accounts payable balance of $0 as of September 30, 2014 and December 31, 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the nine-month period ended September 30, 2014 and 2013, the Company incurred fees of $0 and $63,000, respectively. The Company has an accounts payable balance of $58,451 and $58,451 as of September 30, 2014 and December 31, 2013, respectively. This agreement lapsed in January 2014.

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

During the nine-month period ending September 30, 2014 and 2013, the Company incurred fees of $0 and $90,000 and has no accounts payable at September 30, 2014 and $50,000 at December 31, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

d.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 private placement offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. During the nine-month period ended September 30, 2014 and 2013, the Company incurred fees of $16,375 and $16,875, respectively, and has an accounts payable of $55,175 and $54,375 at September 30, 2014 and December 31, 2013, respectively. During the nine-month period ended September 30, 2014, the Company issued 13,100 shares of its Common Stock to satisfy certain obligations to Mr. Villard amounting to $16,375. Additionally, the Company issued 31,750 and 45,000 shares of its Common Stock to Mr. Villard for services rendered during the nine-month period ended September 30, 2014 and 2013, respectively. The fair value of the shares amounted to $39,688 and $22,500. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the nine-month period ended September 30, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $2,470 and $106,789 as of September 30, 2014 and December 31, 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the nine-month period ended September 30, 2013. The fair value of the warrants amounted to $152,978.

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

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the nine-month period ended September 30, 2014 and 2013, the Company incurred fees of $180,000 and $106,668 and had an accounts payable balance of $146,668 and $106,668 as of September 30, 2014 and December 31, 2013, respectively. The Company issued 112,000 shares of its Common Stock to General Clark in satisfaction of liabilities amounting to $140,000 during the nine-month period ended September 2014.

g.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. During the nine-month period ended September 30, 2013, the Company incurred fees of $18,750 and has an accounts payable balance of $0 as of September 30, 2014 and December 31, 2013. As of September 30, 2013, this agreement was terminated.

h.	Issuance of shares to the Company’s officers

During the nine-month period ended September 30, 2014, the Company satisfied the following liabilities with certain officers of the Company by issuing shares of its Common Stock as follows:

	Shares of
	Common stock	Carrying value of
Party (ies)	and warrants issued	liability satisfied
Company's Chief Executive Officer	112,000	140,000
Company's Chief Financial Officer	36,000	45,000
Company's Chief Creative Officer	70,000	87,500
A relative of one the Company's directors	40,000	50,000

Additionally, the Company issued to one of its former Board members 31,750 shares of its Common Stock during the nine-month period ended September 30, 2014. The fair value of the shares amounted to $39,688.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

14.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the nine-month period ended September 30, 2014 and 2013, respectively.

Suppliers	Nine-month period ended September 30, 2014	Nine-month period ended September 30,2013
A	19%	33%
B	-	14

For the nine-month period ended September 30, 2014, the Company had one supplier who accounted for approximately $177,000 of their purchases used for production or approximately 19% of total purchases for the period then ended.

For the nine-month period ended September 30, 2013, the Company had two suppliers who accounted for approximately $297,000 of their purchases used for production or approximately 47% of total purchases for the period then ended. The amount payable to supplier A at September 30, 2014 amounted to $78,000.

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

16. Subsequent Events

On November 17, 2014, the Company issued 1,000,000 restricted shares of its Common Stock to charitable foundations that assist veterans. The issuance of the restricted shares of Common Stock to the charitable foundations is subject to the following resale restriction: no more than 1/12th of the shares initially donated may be sold in any given month following the eligibility for resale either pursuant to 1) a registration statement filed by the Company to register such shares or 2) pursuant to Rule 144.

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with Peter Goldstein (the "Amended Goldstein Agreement"), which amends Mr. Goldstein's employment agreement dated September 6, 2013. The Amended Goldstein Agreement provides that Mr. Goldstein will serve as Treasurer of the Company in addition to his roles as President, Interim Chief Financial Officer and Secretary of the Company. The Amended Goldstein Agreement has a term ending December 31, 2015 and provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Goldstein shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, pursuant to the Amended Goldstein Agreement, the Company shall pay Mr. Goldstein a success fee, if the Company closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company, in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Goldstein's employment agreement.

On November 18, 2014, the Company entered into Amendment No. 2 to its employment agreement with Robert Y. Lee (the "Second Amended Lee Agreement"), which amends Mr. Lee's employment agreement originally dated July 16, 2013, as amended by Amendment No. 1 dated September 6, 2013. The Second Amended Lee Agreement has a term ending December 31, 2015 and provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Lee shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, the Company shall pay Mr. Lee a success fee, if it closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration paid, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration paid, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Lee's employment agreement.

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with David Danhi (the "Amended Danhi Agreement"), which amends Mr. Danhi's employment agreement dated October 18, 2012. The Amended Danhi Agreement provides that if Mr. Danhi and the Company enter into a services agreement with a third party, pursuant to which Mr. Danhi provides services to a third party for which the Company receives a fee, the Company shall pay a bonus to Mr. Danhi equal to 100% of such fee, in cash or shares of Common Stock, provided that such bonus shall not be greater than $25,000. In addition, Mr. Danhi shall receive a cash payment of $160,000 if the Company raises a minimum of $5,000,000 in a private placement financing. No other material amendments were made to Mr. Danhi's employment agreement.

On November 18, 2014, the Company entered into Amendment No. 1 to its advisory agreement (the "Amended PBNJ Agreement") with PBNJ Advisors, Inc. ("PBNJ"), which amends PBNJ's advisory agreement dated April 14, 2014. The Amended PBNJ Agreement has a term that continues through December 31, 2015 and provides for compensation to PBNJ in the amount of 75,000 shares of Common Stock and 75,000 warrants to purchase Common Stock, such warrants exercisable for a period of 3 years at price of $2.00 per share. The Amended PBNJ Agreement also provides that both parties may terminate the agreement upon 30 days written notice. No other material amendments were made to PBNJ's advisory agreement.

On November 18, 2014, the Company entered into Amendment No. 2 to the term sheet (the "Second Amended Clark Agreement") with Wesley K. Clark & Associates, LLC (the "Clark Group"), which amends the term sheet with the Clark Group originally dated August 15, 2012 (the "Clark Agreement"), as amended by Amendment No. 1 dated September 6, 2013 (the "Amended Clark Agreement"). The Second Amended Clark Agreement provides that as of the date thereof, the Company shall issue to the Clark Group 500,000 warrants to purchase Common Stock, such warrants exercisable through December 31, 2016 at a price of $1.00 per share and without the condition that a certain number of veteran franchise agreements be executed (as set forth in the Clark Agreement). The Second Amended Clark Agreement has a term that continues through December 31, 2015. No other material amendments were made to Clark Group's agreement with the Company.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses totaling $5,612,919 of which $3,050,682 were non-cash items and cash used in operations totaling $2,562,237. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the nine-month period ended September 30, 2014 amounted to approximately $4.4 million and the accumulated deficit amounted to approximately $12.3 million at September 30, 2014. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated unaudited financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We generated revenue from retail sales through nine company operated food trucks and two trucks operated by third-party licensees. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and have maintained this level during the first nine-months of 2014. We have also finalize an area licensing arrangement during the third quarter of 2014. All trucks are rented or leased. For our company operated trucks, we receive 100% of reported revenue and bear all associated costs. On licensed trucks, we collect 6% of gross revenue of the third-party licensees. We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations, as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees, as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

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

During 2013 our focus was to design, develop and build two kitchens, with one in Los Angeles and one in Phoenix and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, testing and implementation of a training program for US veterans. In the fourth quarter of 2013 we expanded to include a total of nine Company operated and two licensed trucks in operations. During the first nine-months of fiscal 2014, our focus was to start refining and evaluating our operations in their initial stage of deployment and develop relationships with individuals and entities that could undertake licensing and replicating our business model From time to time, we evaluate acquisition targets which could provide certain benefits to us, such as accelerating time to market our products, geographic expansion, and workforce in place, among other things.

Additionally, we reduced our obligations under convertible promissory notes, certain accounts payable and accrued compensation by issuing shares of our Common Stock aggregating $4.3 million during May through July 2014. Furthermore, we generated proceeds from the issuance of our Common Stock aggregating $2.3 million during the nine-month period ended September 30, 2014.

Results of Operations:

Three Month and Nine-Month Period Ended September 30, 2014 and 2013

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three-month		Three-month		Increase/	Increase/	Nine-month		Nine-month		Increase/	Increase/
	period ended	As a %	period ended	As a %	Decrease in $	Decrease in %	period ended	As a %	period ended	As a %	Decrease in $	Decrease in %
	September 30, 2014	of revenues	September 30, 2013	of revenues	2014 vs 2013	2014 vs 2013	September 30, 2014	of revenues	September 30, 2013	of revenues	2014 vs 2013	2014 vs 2013
Revenue:
Food truck sales	$585,211	59%	$303,922	72%	$281,289	93%	$1,848,204	72%	$998,179	74%	$850,025	85%
Catering and special events	194,390	20%	76,965	18%	117,425	153%	490,503	19%	231,181	17%	259,322	112%
Licensed truck	215,994	22%	39,693	9%	176,301	444%	235,885	9%	118,810	9%	117,075	99%
Total revenue	995,595	100%	420,580	100%	575,015	137%	2,574,592	100%	1,348,170	100%	1,226,422	91%

Cost of Sales:
Food and beverage	255,297	26%	144,496	34%	110,801	77%	729,196	28%	422,800	31%	306,396	72%
Food truck expenses	540,481	54%	210,694	50%	329,787	157%	1,500,907	58%	559,832	42%	941,075	168%
Commissary and kitchen expenses	124,766	13%	108,459	26%	16,307	15%	376,796	15%	327,212	24%	49,584	15%

Total cost of sales	920,544	92%	463,649	110%	456,895	99%	2,606,899	101%	1,309,844	97%	1,297,055	99%

Gross (Loss) Profit:	75,051	8%	(43,069)	-10%	118,120	-274%	(32,307)	-1%	38,326	3%	(70,633)	-184%

Operating Expenses:
General and administrative	769,785	77%	766,956	182%	2,829	0%	3,266,050	127%	1,920,460	142%	1,345,590	70%
Selling costs	55,004	6%	54,110	13%	894	2%	152,900	6%	218,340	16%	(65,440)	-30%
Consulting expense - related parties	116,525	12%	325,035	77%	(208,510)	-64%	247,775	10%	1,310,712	97%	(1,062,937)	-81%
Depreciation	17,777	2%	22,619	5%	(4,842)	-21%	57,313	2%	26,876	2%	30,437	113%

Total operating expenses	959,091	96%	1,168,720	278%	(209,629)	-18%	3,724,038	145%	3,476,388	258%	247,650	7%

Loss From Operations:	(884,040)	-89%	(1,211,789)	-288%	327,749	-27%	(3,756,345)	-146%	(3,438,062)	-255%	(318,283)	9%

Other Expenses:
Interest expense	(49,349)	-5%	(131,010)	-31%	(81,661)	62%	(602,258)	-23%	(509,506)	-38%	92,752	-18%
Interest expense - related party	-	0%	(427)	0%	(427)	100%	(17,248)	-1%	(1,138)	0%	16,110	NM
Loss on disposal of equipment	(5,800)	-1%	-	0%	5,800	NM	(43,800)	-2%	-	0%	43,800	NM
Interest income	-	0%	-	0%	-	NM	11,018	0%	-	0%	11,018	NM

Net loss	$(939,189)	-94%	$(1,343,226)	-319%	$251,461	-19%	$(4,408,633)	-171%	$(3,948,706)	-293%	$(154,603)	4%

NM: not meaningful

Revenue. The increase in sales during the three-month period and nine-month periods ended September 30, 2014, when compared to the comparable prior year periods, is primarily due to the increased number of trucks in the fourth quarter of 2013 and the popularity of the Company’s truck sales and catered events. We also recognized an area licensing fee of $200,000 during the third quarter of 2014. We added five (5) Company trucks and one (1) licensed truck in the fourth quarter of 2013 and we have maintained the same level of trucks during the first nine-months of 2014.

We believe our revenues for the remainder of 2014 will continue to increase when compared to the prior year periods.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The increase in cost of sales is primarily related to the increase in the number of trucks during 2013 and specifically in the fourth quarter of 2013, the popularity of the Company’s truck sales and catered events as well as the start-up costs for the additional source of revenue generated from company and our licensed truck sales.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The increase in food and beverage cost of sales during the three-month and nine-month period ended September 30, 2014, when compared to the comparable prior year period, is primarily related to the increase in sales, slightly offset by a more efficient deployment of the types of food by trucks as we gain experience in the demand of our products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The increase in food truck cost of sales was primarily related to the expansion of the Company’s operations in Phoenix and Los Angeles. This increase in Food truck expenses was related to startup costs and training of truck staff personnel for expanding operations and from three (3) to eleven (11) truck during the three and nine-month period ended September 30, 2014 when compared to prior year periods. Additionally, during the three-month period ended September 30, 2014, we participated in a few events located outside Phoenix and Los Angeles, such as Las Vegas and South Dakota, to showcase our products for licensing purposes which increased our food truck expenses during such period. We did not attend such events during the three-month and nine-month periods ended September 30, 2013.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses increased during the three-month and nine-month ended September 30, 2014 when compared to the comparable prior year periods as we hired and trained new kitchen personnel and implemented and tested our recipes during such periods.

We believe our costs of sales for the remainder of 2014 will continue to increase commensurate with our expected increase in revenues.

Gross profit. The change in gross profit relates to the increase in the aforementioned revenues, food and beverage costs as well as food truck expenses and kitchen expenses.

We are unable to determine whether our gross profit and gross profit margin will increase during the remainder of 2014. It will be a function of our increase in non-licensing revenues and the timing of the costs of sales we incur, some of which are fixed in nature (kitchen expenses), some of which are semi-fixed (food truck expenses), and some of which are variable (food expenses).

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses during nine-month periods ended September 30, 2014 is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation, which are needed to expand the business and support its growing operations and prepare the Company for public trading, which were mostly incurred during the first half of 2014. Our general and administrative expenses during the three-month period ended September 30, 2014 were at comparable levels with those incurred during the three-month period ended September 30, 2013.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The decrease in selling costs during the nine-month periods ended September 30, 2014, when compared to the comparable prior year periods, relates to certain marketing events held in Los Angeles and Phoenix when we opened these markets during the first half of 2013, which we did not have to incur during the three and nine-month periods ended September 30, 2014. Our selling costs during the three-month period ended September 30, 2014 were at comparable levels than those incurred during the three-month period ended September 30, 2013.

Consulting expense, related party. The decrease in consulting expenses-related parties is primarily due to the termination of a number of agreements with such parties which occurred during the latter part of fiscal 2013.

Depreciation. The increase in depreciation relates to the addition of fixed assets during the third quarter of fiscal 2013, which were reflected for nine-months during the periods presented in 2014 but only two months during the periods presented in 2013.

Other Expenses. Other expenses include interest and amortization expense. The changes in other expenses are primarily due to an increase in amortization of debt discount related to debt satisfied during the three and nine-month periods ended September 30, 2014 and was amortized through that period offset by an increase in interest expense primarily attributable to the excess of fair value of shares of our Common Stock in excess of the carrying value of the liabilities settled during the first quarter of 2014.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $81,000 and working capital deficiency approximately $2.1 million at September 30, 2014. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and Common Stock purchase warrants and shares of our Common Stock. The Company’s net loss for the nine-month period ended September 30, 2014 was approximately $4.4 million and our accumulated deficit amounts to $12.3 million as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital, which could further dilute our existing Shareholders, and to implement the execution of its business plan to become cash flow positive from the completion of its offering and equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans and by the sale of Common Stock and through private placement offerings.

Nine-month period ended September 30, 2014

Cash used in operations of $2.3 million during the nine-month period ended September 30, 2014 consists primarily of our net loss of approximately $4.4 million, adjusted by depreciation and amortization of $383,716, and the fair value of options, warrants, and shares of our Common Stock of $733,801. Additionally, our accounts payable and accrued compensation, included payables to related parties, and accrued interest increased by $896,499 during the nine-month ended September 30, 2014, as we delayed cash payments with certain agreeable parties to keep a certain level of liquidity and ultimately satisfied certain payable and accrued compensation aggregating $711,519 by issuing shares of our Common Stock.

Cash provided by financing activities of $2,351,625 during the nine-month period ended September 30, 2014 consists primarily of proceeds generated from the issuance of shares of our Common Stock and promissory notes, which amounted to $2,460,625, offset by principal repayments of notes payable aggregating $99,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating $3.6 million.

Nine-month period ended September 30, 2013

Cash used in operations of $2.1 million during the nine-month period ended September 30, 2013 consists primarily of our net loss of approximately $4 million, adjusted by depreciation and amortization of $299,427, and the fair value of options, warrants, and shares of our Common Stock of approximately $1.2 million. Additionally, our accounts payable and accrued compensation, including payables to related parties and accrued interest, increased by approximately $735,279 during the nine-month ended September 30, 2013, as we delayed payments with certain agreeable parties to keep a certain level of liquidity.

Cash provided by financing activities of $1.9 million during the nine-month period ended September 30, 2013 consists primarily of proceeds generated from the issuance of our convertible notes of $1.87 million.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $3,520,000 in senior secured notes, of which $3,150,000 was converted in shares of our Common Stock as of September 30, 2014, and $2.3 million in issuance of our shares of Common Stock during the nine-month period ended September 30, 2014. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital and significantly expanding the number of trucks and stores and professional fees.

Total assets remained at comparable levels at September 30, 2014 and December 2013, with the exception that our property and equipment, including vehicle held for sale decreased by approximately $225,000 following the sale of a number of trucks as well as depreciation.

Total liabilities decreased by $3.3 million, primarily from the conversion of convertible promissory notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

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

In addition, the Company determined a fair value of $1.25 per share of Common Stock for the first nine-months of 2014. The fair value of the Company’s Common Stock was determined based on valuation performed by Management, which took into consideration, where applicable, cash received for similar securities during the first half of fiscal 2014.

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

For recurring licensing revenue, which is based on 6% of gross revenue from truck stop sales collected by the licensee, revenue is recognized at the end of each month when the licensee is invoiced and the revenue is booked as a receivable.

For area licensing revenue, which is generally a fixed amount, the revenue is recognized when the Company has no remaining obligations or intent, either by agreement, trade practice, or law, to the extent it is collectible.

Any amount receivable or received pursuant to licensing revenues, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, we issued 8,000 warrants to a vendor for services rendered to us.  The warrants were valued at $4,040. The warrants issued had an exercise price of $2.00 per share and such warrants expire in September 2017.

The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).

On November 17, 2014, the Company issued 1,000,000 restricted shares of its Common Stock to charitable foundations that assist veterans. The issuance of the restricted shares of Common Stock to the charitable foundations is subject to the following resale restriction: no more than 1/12th of the shares initially donated may be sold in any given month following the eligibility for resale either pursuant to 1) a registration statement filed by the Company to register such shares or 2) pursuant to Rule 144.

The issuance of shares of Common Stock to the charitable foundations was exempt from registration under the Act since the shares were issued for no consideration and therefore did not involve a “sale” (as defined in Section 2(a)(3) of the Act).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with Peter Goldstein (the “Amended Goldstein Agreement”), which amends Mr. Goldstein’s employment agreement dated September 6, 2013. The Amended Goldstein Agreement provides that Mr. Goldstein will serve as Treasurer of the Company in addition to his roles as President, Interim Chief Financial Officer and Secretary of the Company. The Amended Goldstein Agreement has a term ending December 31, 2015 and provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Goldstein shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, pursuant to the Amended Goldstein Agreement, the Company shall pay Mr. Goldstein a success fee, if the Company closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company, in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Goldstein’s employment agreement.

On November 18, 2014, the Company entered into Amendment No. 2 to its employment agreement with Robert Y. Lee (the “Second Amended Lee Agreement”), which amends Mr. Lee’s employment agreement originally dated July 16, 2013, as amended by Amendment No. 1 dated September 6, 2013. The Second Amended Lee Agreement has a term ending December 31, 2015 and provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Lee shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, the Company shall pay Mr. Lee a success fee, if it closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration paid, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration paid, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Lee’s employment agreement.

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with David Danhi (the “Amended Danhi Agreement”), which amends Mr. Danhi’s employment agreement dated October 18, 2012. The Amended Danhi Agreement provides that if Mr. Danhi and the Company enter into a services agreement with a third party, pursuant to which Mr. Danhi provides services to a third party for which the Company receives a fee, the Company shall pay a bonus to Mr. Danhi equal to 100% of such fee, in cash or shares of Common Stock, provided that such bonus shall not be greater than $25,000. In addition, Mr. Danhi shall receive a cash payment of $160,000 if the Company raises a minimum of $5,000,000 in a private placement financing. No other material amendments were made to Mr. Danhi’s employment agreement.

On November 18, 2014, the Company entered into Amendment No. 1 to its advisory agreement (the “Amended PBNJ Agreement”) with PBNJ Advisors, Inc. (“PBNJ”), which amends PBNJ’s advisory agreement dated April 14, 2014. The Amended PBNJ Agreement has a term that continues through December 31, 2015 and provides for compensation to PBNJ in the amount of 75,000 shares of Common Stock and 75,000 warrants to purchase Common Stock, such warrants exercisable for a period of 3 years at price of $2.00 per share. The Amended PBNJ Agreement also provides that both parties may terminate the agreement upon 30 days written notice. No other material amendments were made to PBNJ’s advisory agreement.

On November 18, 2014, the Company entered into Amendment No. 2 to the term sheet (the “Second Amended Clark Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”), which amends the term sheet with the Clark Group originally dated August 15, 2012 (the “Clark Agreement”), as amended by Amendment No. 1 dated September 6, 2013 (the “Amended Clark Agreement”). The Second Amended Clark Agreement provides that as of the date thereof, the Company shall issue to the Clark Group 500,000 warrants to purchase Common Stock, such warrants exercisable through December 31, 2016 at a price of $1.00 per share and without the condition that a certain number of veteran franchise agreements be executed (as set forth in the Clark Agreement). The Second Amended Clark Agreement has a term that continues through December 31, 2015. No other material amendments were made to Clark Group’s agreement with the Company.

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

*Filed herewith

† Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Robert Y Lee
Robert Y Lee
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2014	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

