Form 10-K
period 2014-12-31
Grilled Cheese Truck, Inc.
filed 2015-04-14
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

As of March 31, 2015, there were 19,721,429  shares of common stock, par value $0.001 per share, outstanding.

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

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

Introduction

We, through our wholly-owned subsidiary, Grilled Cheese, Inc., are a food truck operation that sells various types of gourmet grilled cheese sandwiches and other comfort foods principally in the areas of Los Angeles, California and Phoenix Arizona. Our trucks currently make multiple stops per week (serving lunch and dinner five days a week) at prearranged locations. Food preparation occurs at our kitchen which supports streamlined operations within the truck by limiting in-truck operations to assembly and grilling. This allows each truck to achieve maximum revenues per hour and deliver melts, Tater Tots, soups and sides efficiently to our customers. Our business model implements the use of social media and location booking to secure sales at each stop. Our website, www.grilledcheesetruck.com always lists the upcoming schedule of our trucks identifying where each truck will be stopping. During the fiscal year ended December 31, 2013, we expanded our number of company operated food trucks from two to nine and expanded our geographical area to Phoenix, Arizona. During the fiscal year ended December 31, 2014, our number of company operated food trucks fluctuated based on market conditions and seasonality, with increases in the geographical areas of Phoenix, Los Angeles, Las Vegas and South Dakota.  Further, we entered into licensing agreements in certain locations in California and test marketed expansion, branding and licensing efforts in California and select markets throughout the United States.

We are capitalizing on the burgeoning gourmet food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and as of the date of this Annual Report, have accumulated over 150,000 total followers through a variety of social media platforms, including Facebook, Twitter and Instagram. We believe that our use of social media allows us to communicate with a large group of our interested fan base in real time, letting them know exactly when and where our food trucks will be located on a given date.  We believe that providing potential customers with up-to-date information regarding the time and location of our trucks helps promote and drive additional customers to our trucks, therefore increasing our sales at each prospective location. We believe we have established brand presence in certain locations throughout Southern California and in Phoenix, Arizona, but we have sustained losses to date.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended December 31, 2014 was $7,712,208 and the deficit accumulated by us amounts to $15,628,986 over the same period. This raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability and through additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans of raising additional funds or increasing sales. Our ability to continue as a going concern is dependent upon our management’s ability to successfully implement the plans described above.   Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

We generate revenue from food and beverage sales through our company-operated food trucks in Southern California and Phoenix, Arizona. In addition, we generate revenue from licensing the right to use certain portions of our intellectual property. Such licensing not only provides us with revenue, but it also enables us to further establish our brand. We have licensed these intellectual property rights for use in counties in California, including Ventura County, Santa Barbara County, and portions of Los Angeles County which are commonly referred to as the San Fernando Valley where our licensees currently license and operate two trucks. Further, we intend to expand nationally and prospectively generate revenue from franchise sales, royalties based on a percentage of sales by franchisees and sales of food products to our franchisees, however there is no guarantee or assurance that we will be able to implement our franchise expansion or that we will be able to collect royalties from the sales made by our potential franchisees. In addition to our potential franchise operations, we intend to expand and increase the number of company-owned trucks, to begin operating brick and mortar restaurants, and expand our operations within sports venues and airports and bring our food trucks to special events throughout the United States and internationally.

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

Our Industry

We believe that the United States retail market for gourmet food trucks is a large, growing and fragmented segment with increasing consumer demand. We believe our Company is an early mover in this segment. In January of 2015, our common stock commenced trading on the OTCQB Marketplace. We hope to take a leading role in this industry as a publicly traded gourmet food truck company and a national grilled cheese chain.

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
•

Brick and Mortar: Our long-term plan includes the franchising of brick and mortar locations, which we believe will provide measureable business results with fixed locations centered on improving the customer experience.

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

Trucks

As of December 31, 2014, we generated revenue from retail sales through up to ten  Company-operated food trucks and two licensed trucks operated by third party licensees. All trucks operated by us are rented or leased. We receive 100% of the reported revenue and bear all associated costs from our Company-operated trucks. We collect 6% of gross revenue earned by our third party licensees from the licensed trucks.

Our trucks offer a complete menu of grilled cheese sandwiches ranging from our “Plain and Simple Melts” to our signature melt, “The Cheesy Mac and Rib” that contains proprietary recipes of macaroni and cheese and pulled BBQ pork. In addition, our trucks offer certain special melts including our “Fried Chicken and Waffle Melt” which are available on a limited basis. Our menu also offers dessert melts, homemade tomato soup, Tater Tots, specialty dipping sauces, our signature bread and butter pickles as well as an assortment of beverages. Our menu is subject to seasonal menu changes to ensure the use of high quality and fresh ingredients and we make custom menus available for our catering clients.

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

Our expansion strategy is to add trucks in new markets and open brick and mortar retail locations in new and existing markets. We intend to expand and generate revenue from additional company trucks, company stores, third-party license agreements at airports, stadiums, malls and other locations as well as franchise revenues, to consist primarily of royalties based on a percentage of sales reported by franchise revenue and franchise fees paid by franchisees as well as the development of Company operated and the acquisition of grilled cheese stores. However, we cannot provide any assurance or guarantee that we will be able to implement our expansion of food trucks and stores or collect any royalties based on a percentage of sales reported by licensees or franchisees.

We intend to begin operating trucks in new markets where we believe we can become a leading gourmet food truck in the area. Our intent is to develop our veteran training, management and ownership program, with the goal of having qualified veterans owning and operating Grilled Cheese Trucks. There is no guarantee that we will be able to increase the number of trucks that we operate. There are several obstacles that the Company will need to overcome in order to implement our expansion strategy including: (i) obtaining adequate financing, (ii) receiving legal approval for franchising in each respective state in which we seek to expand, (iii) building customer demand in new markets and (iv) streamlining our management and operations. We have not yet begun any legal franchising efforts.

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

During 2014, we continued our efforts to manage two kitchens, with one in Los Angeles, California and one in Phoenix, Arizona, and to create the infrastructure to support rapid expansion and growth within these markets. Additionally, we focused on the development, testing and implementation of a training program for US veterans.

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

As of the date of this Annual Report, only preliminary steps have been taken to implement our veteran program (including development of a recruitment and training program). Since our focus over the past year has been primarily on expanding our business plan in preparation for implementing our licensing and franchise model, we have not yet established any estimated budgets or milestones regarding the implementation of our veteran program. Once the franchise model is in place, we intend to focus on establishing a strategy which focuses on veterans receiving the first franchises, including the scope and the timeframe for implementation of the training, management and ownership of the franchises and methods we anticipate utilizing to assist prospective veteran franchisees to secure financing to acquire a franchise.

Marketing Strengths

We have enjoyed success using social media as our primary marketing effort. With a base of over 150,000 followers on varying sources of social media including Twitter, Facebook or Instagram, our followers are able track our site locations. We have become increasingly adept with our social media marketing, running campaigns to support new offerings or events. We believe that we are an influential ‘Tweeter’ in Los Angeles and are currently one of the most followed food trucks on Facebook and on Twitter. In fact, we were listed as the 3rd most influential ‘Tweeter’ in Los Angeles by WeFollow.com in 2011 and 3rd most influential food truck in 2011 by Klout.com.

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

In addition to the success of our social media activities, we have gained national media attention following appearances and/or coverage from The Chew, The Rachel Ray Show, The Price is Right, ABC Channel 7 (top food truck in Los Angeles), NBC News, Fox News.com, USA Today, Los Angeles Times (best food truck in Los Angeles and Southern California), The Cooking Channel, Food & Wine (best grilled cheese in the U.S.), The Travel Channel, Klout.com (top 10 most influential food trucks - 2011), BBC Travel, MSN.com (the best food on wheels), and Zagat Guide. Additionally, many of the segments featuring the Grilled Cheese Truck continue to be re-aired regularly on the Food Network, the Cooking Channel, the Travel Channel and others. We have also had a presence at the SXSW conference as a speaker on a panel discussion about food truck expansion.

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

Our grilled cheese sandwiches have received numerous accolades and social media notoriety. These awards have been given by various entities that asked their followers to vote for their favorite food truck. Below are several of the articles to show the results of these awards :

•	thedailymeal.com as one of Los Angeles 15 Best Foot Trucks of 2013 on July 15, 2013 (http://www.thedailymeal.com/los-angeles-s-15-best-food-trucks-2013);
•	the latimes.com reader’s choice as best food truck (http://www.latimes.com/custompublishing/readerschoice/restaurants/la-ss-readerschoice-grilledcheese-072429011,0,701450.story#axzz2lImZ93yB);
•	the Los Angeles Hot List as number 1 food truck on LA Hot List 2011 ( http://la.cityvoter.com/best/food-truck/food/los-angeles/2011 );
•	the 2013 number 1 people’s choice award at the Grilled Cheese Invitational in April 2013 (http://grilledcheeseinvitational.com/?p=14250) ;
•	relish.com as one of America’s top 10 grilled cheese sandwiches on April 9, 2013 (http://relish.com/slideshows/americas-10-best-grilled-cheese-sandwiches-2/ ); and
•

thedailymeal.com as one of the Sandwiches of the Week: America’s Top 20 New Sandwiches on March 21, 2011

( Thedailymeal.com\ at http://www.thedailymeal.com/america-s-top-20-new-sandwiches?utm_source=Outbrain ).

Suppliers

We are committed to producing a delicious, quality, and consistent gourmet grilled cheese sandwich for each of our customers. In order to achieve this goal, we carefully select our suppliers, control the quality of the food that we order and use and oversee food preparations.

We purchase our ingredients primarily through US Foods, Inc. (“US Foods”) pursuant to one year contracts. Though we purchase our ingredients primarily from only one reputable supplier, we have long standing relationships with some of the most reputable food purveyors in the nation due to Mr. Danhi’s 30 years of experience as a professional chef and restaurant executive. Because of these relationships, we believe that we are not dependent upon US Foods in order to continue our business. For the years ended December 31, 2014 and 2013, respectively, US Foods supplied us with approximately $618,000 of our supplies used for production and accounted for approximately 32% of total cost of our sales for the year ended 2014 in contrast with approximately $244,000 of our supplies used for production and approximately 19% of total cost of sales in the year ended 2013. Our one year contracts with US Foods requires that we provide payment of the purchase price of goods or services acquired from US Foods in accordance with the terms set forth on each invoice. Although we only utilized one primary supplier of goods during 2014 and 2013, management believes that the Company is not solely dependent on US Foods for its food supplies, as management believes that there are ample other suppliers that the Company could engage is a short period of time to supply the required goods on substantially similar terms as US Food.

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

Customers

We have acquired over 150,000 total followers using various social media channels including Facebook, Instagram and Twitter. This has translated to a fan-base of loyal followers and has resulted in long lines of customers at our trucks. This has also translated into increased requests for catering events for private parties (weddings, birthdays, bar mitzvahs) as well as numerous entertainment industry and promotional events, such as movie premieres, cast and crew feeds, new model releases for the automotive industry and the like. Our customer base is consistently growing due to our social medial presence, our constant street presence and continued accolades and food industry awards.

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

On November 17, 2014, the Company issued 1,000,000 restricted shares of its Common Stock to certain nonprofits that support people in need with a focus on veterans.

The issuance of the restricted shares to the charitable foundations is subject to the following resale restriction: each of the charitable foundations receiving restricted shares from the Company may only sell up to 1/12th of such shares in any given month following the eligibility for resale of such shares either pursuant to 1) a registration statement filed by the Company to register such shares or 2) Rule 144 of the Securities Act.

On March 30, 2015, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Orange County Rescue Mission, a non-profit, faith-based organization that provides services to the homeless (“OCRM”). Under the Cooperation Agreement, we have agreed to partner with OCRM to carry out certain commissary and mobile food truck operations, with each of the Company and OCRM agreeing to provide each other certain staffing, marketing and administrative services for the purposes of expanding our commercial presence and community outreach. The Cooperation Agreement provides for mutual licensing rights for certain intellectual property of each of the parties, and a quarterly obligation on the part the Company to distribute to OCRM fifty percent (50%) of the net proceeds generated from all operations under the Cooperation Agreement. The Cooperation Agreement, and our working relationship with OCRM, is intended to both generate revenue and to help create additional jobs by facilitating the training of homeless individuals, students and veterans (with a particular focus on veterans) to transition into the mainstream workforce.

Intellectual Property

Our intellectual property consists of our copyrighted website content and social media pages on Facebook and Twitter. We have and will continue to file applications with the United States Patent and Trademark Office (the “USPTO”) to protect our intellectual property. As of the date of this report, we have obtained federal registration for certain trademarks and logos, including but not limited to “GCT”, “CHEESY MAC AND RIB MELT”, “PEPPERBELLY MELT”, “PLAIN AND SIMPLE MELT”, “S’MORE MELT”, “THE CHEESE MAC MELT”, “THE FULLY LOADED”, “YOU CANT SAY GRILLED CHEESE WITHOUT SMILING” and the “Reclining Girl Eating Sandwich Design” logo. We have additional trademark and logo applications pending with the USPTO and will continue to file additional applications to protect our intellectual property in the future.

The Franchise Business Model

We intend to commence preliminary operations as a franchisor (in addition to our operation as a purveyor of food) pursuant to a food truck business model. Our franchise operations are still in development. We began test marketing in Phoenix, Arizona throughout 2014. As a franchisor, we expect to generate revenues through franchising fees, the sale of food and supplies to franchisees and continuous royalty payments by franchisees. We are currently researching initial franchise markets in the states of Texas, Arizona, Illinois, Nevada, North Dakota, South Dakota and Florida. Company guidelines will be placed on the geographic locations that franchise trucks will be permitted to operate in. Additionally, our franchises will be required to comply with quality and customer service standards that we will develop internally.

Franchise Costs

Four Wheel - Mobile Grilled Cheese Truck

We intend to primarily offer the first franchises to United States veterans. Franchisees will be required to pay an initial franchise fee and be required to rent or lease a pre-specified and fully equipped mobile food truck. Additionally, franchisees will pay a royalty to us based on revenue earned. Additional costs not included in the initial franchise fee include: truck costs, owner/operator training costs and related travel expense; initial inventory; grand opening expense; local business licenses and permits; home office business equipment and expenses; contributions to our advertising fund; and working capital reserves.

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

Brick and Mortar - Fixed location Grilled Cheese Truck Restaurants

In addition to the initial roll-out of 100 mobile truck franchises, our long-term plan includes the franchising of brick and mortar, or fixed, locations. We are currently performing research and development for potential locations and anticipate opening our first fixed location in 2015.

The Grilled Cheese truck has developed innovative retail branding and design that we believe will provide measureable business results with brick and mortar locations centered on improving the customer experience. Our creative and strategically-driven brick and mortar design solutions offering a variety of floor plans that currently exist in the following three layouts:

Layout one is for a self-sufficient Brick and Mortar retail location of approximately 2,000 square feet. This includes a well-designed kitchen which will support efficient, safe and profitable food preparation and consists of approximately 60 seats and slightly larger back kitchen and preparation area with adequate space for all of the necessary equipment, plus ample room for employees to work that can be utilized for both retail operations and to support truck operations. This layout can replace the need for a separate kitchen to fortify food storage and preparation for our mobile food truck solutions. This design allows us to coordinate all operational and marketing requirements to seamlessly integrate them into the design, construction and operations.

Layout two is for a self-sufficient Brick and Mortar retail location of approximately 1,300 square feet. This includes a well-designed kitchen which will support efficient, safe and profitable food preparation and consists of approximately 60 seats. This layout would allow us to go into a smaller retail foot print and keep the lease and overhead costs down. A separate kitchen location would be utilized to fortify food storage and preparation for our mobile food truck solutions.

Layout three is for retail locations of approximately 900 square feet, ideally designed for locations such as a mall food court, kiosk or other such locations that can utilize shared kitchen and storage facilities. This includes a well-designed layout which will support efficient, safe and profitable food preparation and position us to become a leading integrated food court provider delivering consistent quality products & excellent customer-focused service.

We anticipate that our Company-owned restaurant will serve as a springboard to franchise other fixed locations and to provide training for future operators of franchised fixed locations. Franchisees will be required to pay an initial franchise fee and will be responsible for the purchase, lease or sublease of real property on terms suitable for the development of an approved Grilled Cheese Truck retail restaurant operation. Franchisees will also be responsible for payment of all improvement costs necessary to make such Grilled Cheese Truck restaurant suitable for operations. We anticipate that improvement costs, excluding the costs of the land and building, will be between $150,000 to $375,000 per location. Each franchisee will also be required to purchase certain ingredients and supplies from us at a profit to us. Additional costs to the Franchisee will include: owner/operator training costs and related travel expense, initial inventory, grand opening advertising and promotional marketing expense, local business licenses and permits, contributions to our advertising fund and working capital reserves.

As part of our effort to expand into brick and mortar operations, on January 27, 2015, we entered into a series of agreements (the Ruby’s LOIs) with franchisees of Ruby’s Franchise Systems, Inc. to acquire all, or substantially all, of the assets of each of DJ Brinton Lake, LLC, DJR King of Prussia, Inc. and DJR Suburban Square, Inc. (which we collectively refer to as the Ruby’s Franchisees). Pursuant to the Ruby’s LOIs, each of the Ruby’s Franchisees has agreed not to negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of their respective assets to any other third party, until March 31, 2015. Each of the Ruby’s LOIs included a non-binding term sheet describing the terms of the acquisition as agreed upon between the Company and each of the Ruby’s Franchisees. Entry into definitive agreements with each of the Ruby’s Franchisees will be subject to certain conditions, including the ability of such Ruby’s Franchisee to obtain any necessary consent to sell its assets to us from the applicable franchisor or, if necessary, termination of any agreement that may prohibit such Ruby’s Franchisee from selling the subject assets to us.

On March 31, 2015, The Grilled Cheese Truck, Inc., a Nevada corporation (the “Company”) entered into an amendment to a letter of intent (the “Brinton Amendment”) between the Company and DJ Brinton Lake, LLC, a Pennsylvania limited liability company (“Brinton”), dated as of January 27, 2015 (the “Brinton LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Brinton LOI remain unchanged.

On March 31, 2015, the Company also entered into an amendment to a letter of intent (the “King Amendment”) between the Company and DJR King of Prussia Plaza, Inc., a Pennsylvania corporation (“King”), dated as of January 27, 2015 (the “King LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the King LOI remain unchanged.

On March 31, 2015, the Company also entered into an amendment to a letter of intent (the “Square Amendment”) between the Company and DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), dated as of January 27, 2015 (the “Square LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Square LOI remain unchanged.

Government Regulation

The franchise disclosure requirement

Under the Federal Trade Commission’s (FTC) “Franchise Rule,” franchisors must provide prospective franchisees with certain information regarding the franchise. The Franchise Rule specifies the form and content of the disclosures a franchisor must give. The disclosures are shown in a “Franchise Disclosure Document,” or an “FDD.” The predecessor of the FDD was the “Uniform Franchise Offering Circular,” or the “UFOC.” The Franchise Rule also specifies the timing of delivery of the FDD. As of the date of this report, we have not yet prepared the FDD.

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

Government Regulation

As a manufacturer and distributor of food products, we are, and our future franchisees will be, subject to food safety regulations, including supervision by the United States Food and Drug Administration, which governs the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States. Certain states, counties and municipalities, such as California, Vermont, New York City, New York and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards. Additionally, menu labeling legislation has also been adopted on the federal level.

We are, and our future franchisees will be, subject to United States federal laws affecting the operation of our restaurants and our business. Each of our mobile food trucks must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the food truck is located. We are, and our future franchisees will be, subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

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

Employees

As of April 10, 2015, the Company has 62 employees, including 21 full-time and 41 part-time employees, working for us in various capacities.

Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us, or, to our knowledge, are any such proceedings contemplated.

Corporate Information

Our principal office is located at 151 North Nob Hill Road, Suite 321, Fort Lauderdale, FL 33324. Our telephone number is (949) 478-2571.

The Company has entered into a lease in Gardena, California to lease an approximately four thousand square foot warehouse facility. The warehouse facility will be used by the Company to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks. The lease began on July 1, 2013 and runs through June 30, 2018 with a base rent beginning at $5,310 per months. The facility located in Gardena is currently operating at approximately 50% capacity based on the current number company operated and leased trucks. Management believes that such facility can sustain our operations, including our intended expansion, over the next 24 months.

The Company has entered into a lease in Phoenix, Arizona to lease an approximately five thousand square foot warehouse facility. The warehouse facility will be used by the Company to store ingredients to be cooked on our trucks and to prepare certain of our products prior to being placed on our trucks. The lease began on December 1, 2014 and runs through November 30, 2016 with a base rent beginning at $3,150 per months. The facility located in Gardena is currently operating at approximately 50% capacity based on the current number company operated and leased trucks.

Management believes that both such facilities can sustain our operations, including our intended expansion, over the next 24 months.

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

The report of our independent auditors on our consolidated financial statements for the year ended December 31, 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. On December 18, 2014, we commenced a “best-efforts” private placement offering of up to $1,500,000 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). From December 18, 2014 through March 31, 2015, we held closings of our private placement offering whereby the Company received an aggregate of $975,000 from two accredited investors. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

We have a limited operating history in the mobile food truck industry on which to evaluate our potential and determine if we will be able to execute our business plan.

We currently operate mobile food trucks in Los Angeles, California, where we began our operations in 2009, and have expanded operations to include additional trucks operating in Phoenix, Arizona that began operations in 2013. Additionally, we have entered into licensing agreements with additional trucks operating in Ventura, Santa Barbara and the West Valley of Los Angeles, California. Although we are in the process of identifying new locations, we currently primarily rely on our Los Angeles food trucks for the majority of our revenue. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the mobile food truck industry.

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

Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our revenues and results of operation.

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

We are presently dependent to a great extent upon the experience, abilities and continued services of Mr. Danhi, our Chief Creative Officer and director. Mr. Danhi entered into an employment agreement with a three year term, however, Mr. Danhi can terminate the employment agreement with 30 days notice. Although we have a key man insurance policy on Mr. Danhi, the loss of his services could have a material adverse effect on our business, financial condition or results of operation.

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

Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company’s personnel, systems and resources.

Risks Related to Our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCQB under the symbol “GRLD” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

  actual or anticipated fluctuations in our quarterly or annual financial results;
  additional needs for financing;
  failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
  market factors, including rumors, whether or not correct, involving us, our products, or our competitors;
  fluctuations in stock market prices and trading volumes of securities of similar companies;
  sales or anticipated sales of large blocks of our stock;
  short selling of our common stock by investors;
  additions or departures of key personnel;
  announcements of new truck locations, commercial relationships, acquisitions or entry into new markets by us or our competitors;
  failure of any of our initiatives, including our brick and mortar strategy, to achieve commercial success;
  regulatory or political developments;
  changes in accounting principles or methodologies;
  litigation or governmental investigations;
  negative publicity about us in the media and online;
  supply shortages for any of our product ingredients;
  fluctuations in fuel costs nationally; and
  general financial market conditions or events.

Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a low-priced security, or a “penny stock,” under rules promulgated under the Exchange Act. A stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three year period, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, as our common stock is considered “penny stock”, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

Our directors and executive officers collectively and beneficially own 45.71% of outstanding common stock. David Danhi, our Chief Creative Officer and director, beneficially owns 22.42% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

If the price per share of our common stock at the time of exercise of any warrants or other convertible securities is in excess of the various exercise or conversion prices of such convertible securities and the holders of our convertible securities decide to convert such securities into shares of common stock, it will have a dilutive effect on our common stock. As of December 31, 2014, we had (i) outstanding warrants to purchase 9,710,951 shares of our common stock at a weighted average exercise price of $2.08 per share and (ii) outstanding convertible notes that, upon conversion, would provide note holders with an aggregate of 711,667 shares of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

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

Market Information

Our common stock began trading on the OTCQB under the symbol “GRLD” in January of 2015. During the period from the initial listing in January 2015 through March 31, 2015, we have traded a total of 169,300 shares of common stock at prices between $1.20 and $6.00 and trading only occurred on a limited number of days.  An active and liquid market may never exist for our stock.

Holders

As of March 31, 2015, there are approximately 193 record holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.

On December 31, 2014 the Company completed its first closing of its best efforts private offering (the "10% Note Offering") of up to $5,000,000 of 10% Senior Convertible Promissory Notes (the "10% Notes"), whereby the Company issued to one accredited investor a 10% Note in the aggregate principal amount of $350,000, pursuant to a subscription agreement with the investor.

The 10% Notes mature on June 30, 2016 (the "Maturity Date"), unless voluntarily converted by the purchaser. Prior to the Maturity Date, the 10% Notes are subject to a voluntary conversion at the election of the purchaser, whereby the purchaser may elect to convert the principal amount of the 10% Note, including all accrued but unpaid interests, into restricted shares of Common Stock at a conversion price of $2.00 per share (subject to adjustment for stock splits, stock dividends or similar events).

In addition, each purchaser of the 10% Notes shall receive a warrant (the "10% Warrants") to purchase 50,000 shares of Common Stock for every 10% Note purchased in the principal face amount of $100,000. Such 10% Warrants shall be exercisable for a period three years from the date of issuance at an exercise price of $4.00 per share. Accordingly, the Company issued a 10% Warrant to purchase 175,000 shares of Common Stock to the investor. The issuance of the 10% Notes and 10% Warrants qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a public offering.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

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

The Grilled Cheese Truck is a gourmet food truck that sells various types of gourmet grilled cheese and other comfort foods principally in the Los Angeles, California area and in Phoenix, Arizona. Each of our trucks currently makes approximately ten stops per week (lunch and dinner five days a week) at prearranged locations. We are a hub and spoke operator, whereby all the food preparation occurs at our kitchens which support streamlined operations within the truck by limiting truck activity to assembly and grilling to focus on customer service, allowing the truck to achieve maximum revenues per hour and delivering melts, Tater Tots, soups and sides efficiently and consistently to its customers. Our business model implements the use of social media and advance location booking to secure high sales per stop. Our website, www.thegrilledcheesetruck.com lists the weekly schedule where the trucks will be stopping.

We are capitalizing on the burgeoning food truck industry through our established food service operations and social media strategy. Driving our growth, we have received national media visibility and as of the date of this report, have accumulated over 150,000 followers through a variety of social media platforms, including Facebook and Twitter. The gourmet food truck industry is in an early stage of development and is highly fragmented and is expected to grow year over year for the foreseeable future.

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

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses totaling $7,712,208 of which $5,273,225 were non-cash items and cash used in operations totaled $2,438,983. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended December 31, 2014 was $7,712,208 and the deficit accumulated by us since inception amounts to $15,628,986 as of December 31, 2014. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability with the proceeds of additional financings through equity or debt transactions. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above. Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in debt or equity financings, in which case the Company may be unable to meet its obligations.

Results of Operations:

Years Ended December 31, 2014 and 2013

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Twelve Months Ended December 31, 2014	% of Revenue	Twelve Months Ended December 31, 2013	% of Revenue

Revenue:
Food truck sales	$2,392,342	66%	$1,484,802	73%
Catering and special events	710,446	19%	424,116	21%
Licensed truck	547,233	15%	120,414	6%
Total revenue	3,650,021	100%	2,029,332	100%

Cost of Sales:

Food and beverage	899,847	25%	659,683	33%
Food truck expenses	2,050,453	56%	1,004,571	50%
Commissary and kitchen expenses	417,846	11%	468,805	23%
Total cost of sales	3,368,146	92%	2,133,059	105%

Gross Profit (Loss)	281,875	8%	(103,727)	-5%

Operating Expenses:
General and administrative	7,076,901	194%	2,532,334	125%
Selling costs	211,295	6%	293,648	14%
Consulting expense – related parties	74,357	2%	1,652,087	81%
Depreciation	75,357	2%	12,120	1%
Bad debts	278,551	8%	—	0%
Amortization of intangible assets	—	0%	4,035	0%
Impairment of fixed assets	—	0%	142,309	7%
Impairment of intangible assets	—	0%	134,909	7%
Total operating expenses	7,716,461	211%	4,771,442	235%

Loss From Operations	(7,434,586)	-204%	(4,875,169)	-240%

Other Income (Expenses):
Interest expense	(267,553)	-7%	(335,486)	-17%
Interest expense - related party	(17,248)	0%	(1,521)	0%
Loss on disposition of equipment	(43,800)	-1%	—	0%
Interest income	11,018	0%	2,784	0%
Other income from asset sale	450,000	12%	—	0%
Amortization of debt discount	(174,071)	-5%	(321,568)	-16%
Amortization of deferred finance costs	(235,968)	-6%	(88,638)	-4%
Amortization of restricted shares	—	0%	(8,000)	0%
Gain on settlement of debt	—	0%	14,679	1%
Total Other Expense	(277,622)	-8%	(737,750)	-36%

Loss before provision for income tax	(7,712,208)	-211%	(5,612,919)	-277%

Provision for income tax (benefit) expense	—	0%	—	0%
Net loss	$(7,712,208)	-211%	$(5,612,919)	-277%

Revenue. The increase in sales during the year ended December 31, 2014, when compared to the comparable prior year periods, is primarily due to the increased number of trucks and the popularity of the Company's truck sales and catered events. The per truck revenue decreased during 2014. We also recognized an area licensing fee of $200,000 and $300,000 during the third and fourth quarter of 2014, respectively and licensing revenue increased during 2014.

We believe our revenues for 2015 will continue to increase when compared to the prior year periods.

Cost of sales. Cost of sales is mainly comprised of  food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The increase in cost of sales is primarily related to the increase in the number of trucks in the fourth quarter of 2013, the popularity of the Company’s truck sales and catered events as well as the start-up costs for the additional source of revenue generated from company and our licensed truck sales.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The increase in food and beverage cost of sales during the year ended December 31, 2014, when compared to the comparable prior year period, is primarily related to the increase in sales, slightly offset by a more efficient deployment of the types of food by trucks as we gain experience in the demand of our products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The increase in food truck cost of sales was primarily related to the expansion of the Company’s operations in Phoenix and Los Angeles. This increase in Food truck expenses was related to startup costs and training of truck staff personnel for expanding operations from three (3) to eleven (11) trucks during the year ended December 31, 2014 when compared to prior year periods. Additionally, during the year ended December 31, 2014, we participated in a few events located outside Phoenix and Los Angeles, such as Las Vegas and South Dakota, to showcase our products for licensing purposes which increased our food truck expenses during such period. We did not attend such events during the year ended December 31, 2013.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased during the year ended December 31, 2014 when compared to the comparable prior year period due to better purchasing practices.

We believe our costs of sales for 2015 will continue to increase commensurate with our expected increase in revenues.

Gross profit. The change in gross profit relates to the increase in the aforementioned revenues, food and beverage costs as well as food truck expenses and kitchen expenses.

Our gross profit and gross profit margin is a function of our increase in non-licensing revenues and the timing of the costs of sales we incur, some of which are fixed in nature (kitchen expenses), some of which are semi-fixed (food truck expenses), and some of which are variable (food expenses).

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses during the year ended December 31, 2014 is primarily related to the expenses associated with the increased consulting fees, professional fees and executive compensation, which are needed to expand the business and support its growing operations and prepare the Company for public trading, which were mostly incurred during the first half of 2014. Additionally, the increase in general and administrative expenses during the year ended December 31, 2014 over those incurred during the year ended December 31, 2013 is due to the value of stock compensation for consultants, executive compensation and charitable contributions made during the year ended December 31, 2014.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The decrease in selling costs during the year ended December 31, 2014, when compared to the comparable prior year periods, relates to certain marketing events held in Los Angeles and Phoenix  when we opened these markets during the first half of 2013, which we did not have to incur during the year ended December 31, 2014. Our selling costs during the year ended December 31, 2014 were at comparable levels than those incurred during the second half of the year ended December 31, 2013.

Consulting expense, related party. The decrease in consulting expenses-related parties is primarily due to the termination of a number of agreements with such parties which occurred during the latter part of fiscal 2013.

Depreciation. The increase in depreciation relates to the addition of fixed assets during the third quarter of fiscal 2013, which were reflected for the full year presented in 2014 but only two months during the periods presented in 2013.

Bad debts. During the year ended December 31, 2014, we created an allowance for doubtful accounts receivable and notes receivable of $51,723 and $226,828, respectively as compared to $0 during the same period in 2013.

Other Income (Expenses). Other income (expenses) include recognition of deferred revenue, interest, amortization and bad debt expense. The changes in other income (expenses) are primarily due to us recognizing deferred income of $450,000 in 2014, an increase in amortization of debt discount related to debt satisfied during the year ended December 31, 2014 and was amortized through that period offset by an increase in interest expense primarily attributable to the excess of fair value of shares of our Common Stock in excess of the carrying value of the liabilities settled during the first quarter of 2014.

Net loss. Net loss for the year ended December 31, 2014 increased by $2,099,289 to a loss of $7,712,208 from a loss of $5,612,919 for the same period in 2013.

Liquidity and Capital Resources

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $348,099 and working capital deficiency approximately $2.0 million at December 31, 2014. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and Common Stock purchase warrants and shares of our Common Stock. The Company’s net loss for the year ended December 31, 2014 was approximately $7.7 million and our accumulated deficit amounts to $15.6 million as of December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

 In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue operating as a going concern includes raising capital, which could further dilute our existing Shareholders, and to implement the execution of its business plan to become cash flow positive from the completion of its offering and equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans and by the sale of Common Stock and through private placement offerings.

Year ended December 31, 2014

Cash used in operations of $2,438,983 during the year ended December 31, 2014 consists primarily of our net loss of approximately $7,712,000, adjusted by depreciation and amortization of approximately $485,000, and the fair value of options, warrants, and shares of our Common Stock of approximately $3,779,000. Additionally, our accounts payable and accrued compensation, included payables to related parties, and accrued interest decreased by approximately $381,000 during the year ended December 31, 2014, as we delayed cash payments with certain agreeable parties to keep a certain level of liquidity and ultimately satisfied certain payable and accrued compensation aggregating approximately $655,000 by issuing shares of our Common Stock.

Net cash provided by investing activities was $18,409 for the year ending December 31, 2014. The Company purchased approximately $6,600 of computer equipment, food service equipment and equipment for the Company’s trucks and received proceeds from the disposition of equipment of $25,000 during the year ended December 31, 2014.

Cash provided by financing activities of $2,726,314 during the year ended December 31, 2014 consists primarily of proceeds generated from the issuance of shares of our Common Stock, convertible notes and promissory notes, which amounted to $2,840,625, offset by principal repayments of notes payable aggregating $104,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating approximately $3,621,000.

Year ended December 31, 2013

Cash used in operations of $2,562,237 in the year ended December 31, 2013 was primarily attributable to the net loss of $5,612,919 offset by adjustments totaling $3,050,682, which primarily relates to an increase in accounts receivable of $12,528, increase in prepaid expenses and other assets of $61,606, an increase in notes receivable of $226,828, net increase in accounts payable – related parties and accounts payable of $1,112,545, an increase in deferred finance costs of $179,350, an increase in accrued interest of $326,024, an increase in accrued compensation of $124,500, common stock, options and warrants issued for services of $1,273,190, an increase in impairment expense of $277,218, a gain on settlement of debt of $14,679 and $442,360 of depreciation and amortization.

Net cash provided by investing activities was $397,494 for the year ending December 31, 2013. The Company purchased computer equipment, food service equipment and equipment for the Company’s trucks and received proceeds from deferred sale of intangible assets during the year ended December 31, 2013.

Cash provided by financing activities of $2,129,068 during the year ended December 31, 2013 consists primarily of proceeds generated from the issuance of our convertible notes of $1,996,200. Additionally, we had proceeds of $130,000 related to a subscription agreement, $44,000 from proceeds of a promissory note and we had payments totaling $41,132 which were payments made for notes payable and a repayment of a loan from a shareholder.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $3,520,000 in senior secured notes, of which $3,150,000 was converted into shares of our Common Stock as of December 31, 2014, and $2.3 million through the issuance of our shares of Common Stock during the year ended December 31, 2014. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital, significantly expanding the number of trucks, opening stores and paying professional fees.

Total assets decreased at December 31, 2014 primarily due to a decrease in our property and equipment, including vehicles held for sale by approximately $242,000 following the sale of a number of trucks as well as depreciation and we wrote down approximately $521,000 of accounts and notes receivables and due from licensee.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated 2013 Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report:

Name	Age	Position
David Danhi	47	Chief Creative Officer and Director
Algie Hodges	57	Chief Executive Officer and Director
Robert Y. Lee	52	Executive Chairman, Director
Peter Goldstein	52	Director, President, Interim Chief Financial Officer, Treasurer and Secretary
General Wesley Clark	70	Director and Senior Veterans Advisor
Deepak Devaraj	36	Director, Director of Business Development

David Danhi, Chief Creative Officer and Director. Since September 6, 2013, Mr. Danhi has served as our Chief Creative Officer. From October 18, 2012 through September 6, 2013, Mr. Danhi served as our Chief Executive Officer and served as a director of the Company since October 18, 2012. Mr. Danhi was the founder and creative culinary management behind the Grilled Cheese, Inc. since 2009 at formation. Mr. Danhi has been engaged in the restaurant and food business for over 30 years with his melts having appeared on numerous lists being named some of the best grilled cheese creations in the industry. Mr. Danhi also owns and manages DD Factor, a hospitality recruiting company which he bought in 2005 and has been in operation since 1959. DD Factor has been an integral part of identifying management for southern California restaurants. Before buying the company, Mr. Danhi spent six successful years as a recruiter at DD Factor (previously known as Factor and Associates before he changed its name upon his successful purchase). Mr. Danhi’s culinary career includes Company Executive Chef at Kings Seafood Company from 1996 to 1999 and Opening Chef at Habana Restaurant in Costa Mesa, a Nuevo Latino restaurant that received best new restaurant in Orange County in 1995. Mr. Danhi was also Executive Chef at the now Michelin stared Water Grill restaurant from 1996 to 1998. From 1990 to 1992, Mr. Danhi was Executive Chef at the Roxbury Supper Club in Hollywood. In addition, Mr. Danhi held the Executive Chef position at Georgia restaurant in Hollywood from 1993 to 1995. At Georgia, Mr. Danhi received numerous accolades including the Robert Mondovi Award of Culinary Excellence (naming him one of the country's top rising star chefs in 1994), best restaurant of the year in 1993 by numerous magazines including Bon Appétit, Esquire and Travel and Leisure, and best crab cakes in Los Angeles two years in a row.

Mr. Danhi is qualified to serve on our Board of Directors because of his experience in the food industry and as founder of the Grilled Cheese, Inc.

Algie Hodges, Chief Executive Officer and Director. Since January 26, 2015, Mr. Hodges has served as our Chief Executive Officer and as a director of the Company. Prior to joining our Company, Mr. Hodges served as Vice President of Operations at Smoothie King Franchise, Inc., from October 2013 to October 2014. From June 2013 to October 2013, Mr. Hodges was employed by Mapco Mart Express as its Vice President of Food and Beverage. From September 2011 to December 2013, Mr. Hodges served as Vice President of Operations for Fazoli’s System Management, Inc., a quick-service Italian restaurant chain. From January 2009 to January 2011, Mr. Hodges served as Region Vice President, Vice President Eastern Seaboard for Dunkin Brands, Inc.

Mr. Hodges is qualified to serve on our Board of Directors because of his operational experience as a veteran executive with experience in strategic planning, profit/loss accountability, marketing, sales growth, rapid unit growth, acquisitions, change management and business turn-arounds in the retail food service industry.

Robert Lee, Director. Mr. Lee is currently our Executive Chairman of the Board of Directors. From June 24, 2013 to September 6, 2013, Mr. Lee served as our Principal Financial Officer and has served as our Chairman of the Board since July 2012. Mr. Lee served as the Company’s Interim Chief Executive Officer from July 2013 until January 2015. Mr. Lee is an entrepreneur and an experienced capital markets executive. Mr. Lee was the Founder, Chairman and Chief Executive Officer of U.S. Dry Cleaning, the largest operator of dry cleaning operations in the United States. Mr. Lee was an independent investor from 2001 through 2005 and became Chairman of U.S. Dry Cleaning in 2005. Mr. Lee successfully restructured the company in 2010 and 2011 pursuant to a Chapter 11 reorganization, positioning the company for the next generation of activity, overseeing financing, secured new management and oversaw the development of a pipeline of accretive acquisitions. Mr. Lee’s career spans 30 years of retail consumer experience. He has opened, acquired, managed, and operated over 500 video retail stores from 1981 through 2000. As CEO or Chairman, he lead and completed Reverse Mergers, an IPO, multiple M&A transactions, having generated over $100 million in capital formation through both institutional and high net worth investors. Mr. Lee led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an 18 store regional chain to more than 130 video rental stores located in 12 states. As of March 2000 (following the sale of forty-nine stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed 307 corporate stores and an additional 80 franchised locations. Mr. Lee is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur and a capital markets executive.

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

Since March 2013, Mr. Goldstein has served as a Chairman of the Board of Directors, Principal Financial Officer and Treasurer of Staffing 360 Solutions, Inc. Additionally Mr. Goldstein is the co-founder of TRIG Capital Group, LLC, a New York-based private equity firm formed in 2011. From March 2008 to April 2012, Mr. Goldstein served as the Founder, Chief Executive Officer and Director of Grandview Capital Advisors, Inc., a registered investment advisory firm, registered in the state of Florida. Since May 2006, Mr. Goldstein has served as the President and Director of Grandview Consultants, a company which provides management consulting services. From January 1997 through September 2008, Mr. Goldstein was Founder, President and Director of Global Business Resources, which provided financial, operational and organizational consulting services to private and emerging companies within the United States and international markets.

Mr. Goldstein has an MBA in International Business from the University of Miami and holds the Series 7, 24, 79, 99 and 66 registrations with FINRA. He is also a member of the National Investment Banking Association.

On June 21, 2013, our former Chief Financial Officer resigned. This resignation was not due to any disagreements with our company. The Board of Directors determined that, due to management’s resources and relative skills, Mr. Goldstein was qualified to act in such capacity as Interim Chief Financial Officer until we can identify a qualified executive to assume the role of Chief Financial Officer. In this case, it is anticipated that Mr. Goldstein will serve as Interim Chief Financial Officer for a period of less than 12 months to manage a period of transition within the organization until a qualified executive may be identified and appointed as the Company’s new Chief Financial Officer. Further, on April 11, 2014, Mr. Nicholas Koutsivitis resigned as the Company’s Treasurer. As a result, Mr. Goldstein was appointed, and assumed the role of Treasurer.

Mr. Goldstein is qualified to serve on our Board of Directors because of his experience as an entrepreneur and extensive capital markets experience.

General Wesley Clark, Director. General Clark is currently the Vice Chairman of the Board of Director, as of July 12, 2013, and has served as our Senior Veterans Advisor since August 15, 2012. Since March 2003, he has been the Chairman and CEO of Wesley K. Clark & Associates, a strategic advisory firm that he founded that same year. From 2007 to 2012, General Clark was a director of numerous companies in the U.S, and Europe and is a highly decorated, retired four-star general and successful businessman. General Clark spent 38 years in the Army and Department of Defense, receiving many military decorations, several honorary knighthoods, and a Presidential Medal of Freedom. From 1997 to 2000, after receiving his four-star general rank, General Clark became widely recognized in his role commanding Operation Allied Force during the Kosovo War, where he was designated the Supreme Allied Commander Europe for NATO. General Clark graduated valedictorian at West Point and received a Rhodes Scholarship to the University of Oxford.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that during the year ended December 31, 2014, our executive officers, directors and greater-than-ten percent stockholders have not complied with the Section 16(a) filing requirements.

Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics that applies to our officers, employees and directors.

Director Independence

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are “independent directors” as defined by in the rules of The NASDAQ OMX Group, Inc. listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future. In addition, we have secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2014 and 2013 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

David Danhi	2014	$150,000	$80,000	$—	$—	$230,000
Chief Creative Officer (1)	2013	$150,000	$—	$—	$—	$150,000

Robert Lee	2014	$240,000	$—	$—	$—	$240,000
Executive Chairman, Interim Chief Executive Officer (2)	2013	$140,000	$—	$—	$—	$140,000

Peter Goldstein	2014	$180,000	$—	$—	$—	$180,000
President, Interim Chief Financial Officer, Secretary and Treasurer (3)	2013	$45,000	$—	$—	$—	$45,000

David Horin	2014	$—	$—	$—	$—	$—
Former Chief Financial Officer (4)	2013	$31,250	$—	$—	$—	$31,250

Nicholas Koutsivitis (5)	2014	$—	$—	$—	$—	$—
	2013	$40,000	$—	$—	$—	$40,000

1) Mr. Danhi, the majority shareholder of Grilled Cheese prior to the Share Exchange, was appointed Chief Executive Officer of the Company following the Share Exchange on October 18, 2012. Since September 6, 2013, Mr. Danhi has served as our Chief Creative Officer. From October 18, 2012 through September 6, 2013, Mr. Danhi served as our Chief Executive Officer and served as a director of the Company since October 18, 2012. Mr. Danhi earned $150,000 and $150,000 for 2014 and 2013, respectively.

2) Mr. Lee, our Executive Chairman, earned $240,000 and $137,500 in 2014 and 2013 respectively, as compensation from his employment agreement, dated July 16, 2012, as amended on September 6, 2013 and has amended on November 18, 2014. Mr. Lee earned $87,500 in 2012. In addition, Mr. Lee received a signing bonus of $80,000 of which $40,000 has been paid. Prior to execution of his employment agreement, Mr. Lee was paid $50,000 by the Company for his services as a consultant. At December 31, 2014, Mr. Lee is owed $40,000.

3) Mr. Goldstein has served as our Director, President and Interim Chief Financial Officer since September 6, 2013. Mr. Goldstein earned $180,000 in 2014, as compensation from his employment agreement, dated on September 6, 2013 and has amended on November 18, 2014. Prior to his appointment as Director, President and Interim Chief Financial Officer, Mr. Goldstein was paid $83,000 by the Company for his services as a consultant pursuant to the consulting agreement with Grandview Capital. At December 31, 2014, Mr. Goldstein is owed $30,000.

4) On August 15, 2012 we entered into an agreement with Chord Advisors, LLC whereby Chord was engaged to provide us with comprehensive outsourced accounting solutions (this agreement was deemed effective as of August 1, 2012). Specifically, this agreement provided that Mr. Horin’s name could be used when identifying the Chief Financial Officer of the Company. Accordingly, Mr. Horin’s salary derived from this agreement is deemed executive compensation. On September 1, 2012, in connection with this agreement, the Company granted Mr. Horin 100,000 warrants with a term of three (3) years and an exercise price of $2.00. The value of the warrants at the time of the grant was $10,070. Mr. Horin was appointed Chief Financial Officer following the Share Exchange on October 18, 2012. On June 21, 2013, Mr. Horin submitted his resignation.

5) Mr. Koutsivitis was appointed treasurer of the Company on May 6, 2013. Mr. Koutsivitis did not receive any compensation in 2012 for his role. Prior to his appointment as treasurer, Mr. Koutsivitis was paid $9,000 by the Company for his services as a consultant. At December 31, 2013, Mr. Koutsivitis was paid $32,000 and is owed $8,000. On April 11, 2014, Mr. Koutsivitis resigned the Company’s treasurer, effective immediately after the filing of the December 31, 2013 Annual Report.

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

Deepak Devaraj

On August 8, 2013, and in connection with the Asset Purchase Agreement, we entered into an employment agreement (the “Devaraj Employment Agreement”) with Devaraj. Pursuant to the Devaraj Employment Agreement, Devaraj was appointed as Director of Business Development and as a director. The term of employment is for a period of three (3) years, subject to an additional 3 year extension based upon the mutual agreement of the Company and Devaraj. The Devaraj Employment Agreement stipulates that Devaraj devote substantially all of his time to the Company. Devaraj will be entitled to certain benefits, including reimbursement for certain expenses and vacation days. The Devaraj Employment Agreement may be terminated by us upon death, Devaraj’s inability to continue performing his duties under the agreement, a material breach of the provisions of the agreement or for cause (as such term is defined in the Devaraj Employment Agreement).

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

The Clark Group

On August 15, 2012, we entered into an agreement (the “Clark Group Agreement”) with Wesley K. Clark & Associates, LLC (the “Clark Group”). The agreement commenced (the “Commencement Date”) upon the completion of the Share Exchange and had a term of two years. The Clark Group Agreement was subsequently amended by Amendment No. 1 to the Clark Group Agreement, on September 6, 2013.

Pursuant to the Clark Group Agreement, as Amended, General Wesley K. Clark serves as our Vice Chairman of the Board of Directors and Officer of Senior Veterans Advisor. Prior to the Commencement Date, we paid the Clark Group a $10,000 monthly consultation fee. Following the Commencement Date, we agreed to pay the Clark Group $200,000 per year. We also agreed to execute a warrant agreement providing the Clark Group with the right to purchase up to 500,000 shares of the Company’s common stock (the “Clark Warrants”) at an exercise price anticipated of $1.00 per share. The Clark Warrants are exercisable on the following basis: (i) 100,000 Clark Warrants following the execution of the first 25 veteran franchise agreements; (ii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; (iii) 100,000 Clark Warrants following the execution of the next 25 veteran franchise agreements; and (iv) 200,000 Clark Warrants following the execution of the next 25 veteran franchise agreements. General Clark supervises the development and implementation of recruitment and “vetting” for prospective veteran franchisees. In addition, pursuant to Amendment No. 1, The Clark Group‘s annual compensation was increased from $200,000 a year to $240,000 a year and received an additional 500,000 warrants (“Additional Clark Warrants”). Such Additional Clark Warrants are immediately vested, exercisable for a period of three years and have an exercise price of $1.00.

On November 18, 2014, the Company entered into Amendment No. 2 to the term sheet (the "Second Amended Clark Agreement") with Wesley K. Clark & Associates, LLC (the "Clark Group"), which amends the term sheet with the Clark Group originally dated August 15, 2012 (the "Clark Agreement"), as amended by Amendment No. 1 dated September 6, 2013 (the "Amended Clark Agreement"). The Second Amended Clark Agreement provides that as of the date thereof, the Company shall issue to the Clark Group 500,000 warrants to purchase Common Stock, such warrants exercisable through December 31, 2016 at a price of $1.00 per share and without the condition that a certain number of veteran franchise agreements be executed (thereby replacing the Clark Warrants to be issued under the Clark Agreement). The Second Amended Clark Agreement has a term that continues through December 31, 2015. No other material amendments were made to Clark Group's agreement with the Company.

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

Mr. Goldstein will be entitled to certain milestone and performance based bonuses.  In the event that our common stock is listed for quotation on the OTC Bulletin Board, OTCQB Market, or any other quotation or exchange and within 18 months of commencement of trading, the stock price exceeds $5.00 per share, Mr. Goldstein will be granted warrants to purchase 700,000 shares of common stock at an exercise price of $2.00. These warrants will contain cashless exercise and will be exercisable for a period of three years from the date that they are granted. Additionally, Mr. Goldstein is entitled to a cash bonus of $100,000 if we complete a private placement offering pursuant to the new Jumpstart Our Business Startups Act in which we raise a minimum of $5,000,000 in net proceeds. Mr. Goldstein is also entitled to certain performance bonuses if we meet certain revenue driven milestones.

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

Algie Hodges

On January 26, 2015, the Company entered into an employment agreement (the “Hodges Employment Agreement”) with Algie Hodges. Pursuant to the Hodges Employment Agreement, Mr. Hodges will serve as the Chief Executive Officer of the Company. Mr. Hodges will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, a car allowance and certain insurance coverage in accordance with the Company’s policies, for his role with the Company.

Effective upon satisfactory completion of services for the first ninety (90) days of employment, Mr. Hodges is (i) entitled to receive an annual bonus of up to 100% of his annual base salary, based on the completion of various performance goals and objectives, as determined by the Company’s Board of Directors and (ii) the Company shall grant to Mr. Hodges 1,000,000 stock options to be issued under the Company’s 2013 Equity Plan. Such stock options shall vest over a period of three (3) years at a rate of 333,333 after completion of the first year of employment, 333,333 after completion of the second year of employment and 333,334 after the third year of employment. Each stock option shall be exercisable until the fifth (5th) anniversary of the date of grant at a price of $3.00 per share.

The Hodges Employment Agreement has a term of three years and will automatically renew for successive one (1) year periods thereafter unless 3 months written notice is provided by either party. The Hodges Employment Agreement may be terminated by us upon death, disability, or for cause (as such term is defined in the Hodges Employment Agreement). In the event the Company terminates Mr. Hodges’ employment before the end of initial term without cause, or if Mr. Hodges terminates his employment before the initial term for good reason (as such term is defined in the Hodges Employment Agreement), the Company shall pay Mr. Hodges the greater of six month’s salary or the amount of salary that remains to be paid for the rest of the unexpired initial term, and shall provide Mr. Hodges an annual bonus pro-rated on the basis of the number of whole months Mr. Hodges has worked in the year of the termination of employment. In the event the Company terminates Mr. Hodges’ employment before the end of the initial term for cause, or Mr. Hodges resigns without good reason, Mr. Hodges will be entitled to the salary and benefits he has accrued up until the date of termination.

Outstanding Equity Awards at 2014 Fiscal Year End

Option awards					Stock awards
Equity
incentive
							Equity	plan
							incentive	awards:
							plan	Market
							awards;	or
							Number	payout
		Equity					of	value of
		incentive			Number	Market	unearned	unearned
		plan			of	value of	shares,	shares,
		awards:			shares	shares	units or	units or
	Number of	Number of			or units	or units	other	other
	securities	securities			of stock	of stock	rights	rights
	underlying	underlying			that	that	that	that
	unexercised	unexercised	Option	Option	have not	have not	have not	have not
	options (#)	unearned	exercise	expiration	vested	vested	vested	vested
Name	exercisable	options (#)	price	date	(#)	($)	(#)	($)
Deepak Devaraj		1,000,000	(1)	9/8/2023

(1) Mr. Devaraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the year ended December 31, 2013. There were no additional options granted during the year ended December 31, 2014. During the years ended December 31, 2014 and 2013, the Company recorded share-based payment expenses amounting to $216,357 and $82,394, respectively.

2013 Equity Plan

On September 6, 2013, our board of directors adopted the 2013 Equity Plan. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2013 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates . A maximum of 4,000,000 shares of common stock has been reserved for issuance under this plan. The plan expires on September 6, 2023. Our board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of one or more members, that has been appointed by the board of directors, except that once our common stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The board of directors will have the power to determine which persons eligible under the plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. If the board of directors delegates administration of the plan to a committee, the committee will inherit all of the powers possessed by the board of directors.

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

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2014 and 2013, except as follows:

		Fees
		earned
		or paid			Option
		in cash	Stock		Awards	All Other
Name	Fiscal Year	($)	Awards	Bonus	($)	Compensation	Total ($)

Dimitri Villard (1)	2014	$-	$-	$-	$-	$-	$-
	2013	$-	$13,125	$-	$-	$13,125	$26,250
Deepak Devaraj (2)	2014	$-	$-	$-	$216,357	$-	$216,357
	2013	$-	$-	$-	$82,394	$-	$82,394
General Wesley K. Clark (3)	2014	$240,000	$-	$-	$-	$357,700	$597,700
	2013	$213,333	$-	$-	$-	$259,114	$472,447

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

2) Mr. Deveraj will receive the following fully vested options to purchase shares of Common Stock: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted during the year ended December 31, 2013. There were no additional options granted during the year ended December 31, 2014. During the year ended December 31, 2014 and 2013, the Company recorded share-based payment expenses amounting to $216,357 and $82,394, respectively.

3) On August 15, 2012, the Company entered into an Agreement to pay the Clark Group $200,000 per year for a period of 24 months. Pursuant to the Clark Group Agreement, General Wesley K. Clark serves as Vice Chairman and Senior Veterans Advisor of the company. On September 6, 2013, the agreement with the Clark Group was amended (the “Amended Clark Agreement”). Pursuant to the Amended Clark Agreement, the Clark Group will be paid $240,000 per year in cash in twelve equal installments, payable on the first day of each month in the amount of $20,000. In addition, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock during 2014. The warrants have an exercise price of $1.00 and are exercisable for a period of three years from the date of the Amended Clark Agreement. During 2014, the Clark Group earned a total of $240,000 in Fees, of which $20,000 was paid to the Clark Group in cash, $140,000 was converted into equity units of the Company consisting of Common Stock and warrants, and $80,000 is accrued compensation due to the Clark Group. During 2013, the Clark Group earned a total of $213,333.33 in Fees, of which $90,000 was paid to the Clark Group in cash and $123,333 was accrued compensation due to the Clark Group. In addition, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock during 2013. The warrants have an exercise price of $1.00 and are exercisable for a period of three years from the date of the Amended Clark Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2015 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 19,721,429 shares of common stock outstanding on March 31, 2015.

		Convertible	Common Stock	Percent of
Name of Beneficial Owner (1)(2)	Common Stock	Securities	Beneficially Owned	Class **

David Danhi (3)	4,345,000	70,000	4,415,000	22.31%
Robert Y. Lee (4)	812,000	712,000	1,524,000	7.46%
Deepak Devaraj (5)	796,226	1,375,000	2,171,226	10.29%
General Wesley Clark (6)	112,000	1,112,000	1,224,000	5.88%
Peter Goldstein (7)	1,036,000	966,000	2,002,000	9.68%
Trilogy Capital Partners, Inc. (8)	950,000	600,000	1,550,000	7.63%
Algie Hodges	—	—	—	—

Directors and officers as a group (5 persons)			11,336,226	47.32%

**	The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the 19,721,429 shares currently issued and outstanding.

(1)	Unless otherwise indicated, the address of each person is The Grilled Cheese Truck, Inc., 151 North Nob Hill Road, Suite 321, Fort Lauderdale, FL 33324 .
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Includes warrants to purchase 70,000 shares of common stock which are currently exercisable.
(4)	Includes (i) warrants to purchase 600,000 shares of common stock which are currently exercisable and (ii) 700,000 shares of common stock held by Joshua Capital, LLC, of which Mr. Lee is the sole owner.
(5)	Includes (i) 375,000 shares of common stock issuable upon the exercise of warrants which are currently exercisable and (ii) 1,000,000 options to purchase common stock issued pursuant to the Company’s 2013 Equity Plan which are currently exercisable.
(6)	Includes 500,000 shares of common stock issuable upon exercise of a warrant that is currently exercisable.
(7)	Includes (i) 36,000 shares of common stock held by Grandview Capital Partners, Inc., (ii) 600,000 shares of common stock issuable upon exercise of a warrant which is currently exercisable and (iii) 366,000 shares of common stock issuable upon exercise of warrants held by Grandview Capital Partners, Inc. Mr. Goldstein, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.
(8)	Includes (i) 950,000 shares of common stock and (ii) 600,000 shares of common stock issuable upon the exercise of warrants which are immediately exercisable. Our former President, Secretary, and director, who resigned each of the respective positions on July 21, 2013, Alfonso J. Cervantes, owns 100% equity interest in Trilogy Capital Partners, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

See Note 13 – Related Party Transactions in notes to consolidated financial statements.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2014	December 31, 2013
Audit fees	$67,500	$67,500
Audited related fees	$—	$—
Tax fees	$—	$—
All other fees	$12,500	$5,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by RBSM LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2014 or 2013.

TAX FEES. Consists of fees billed for professional services for tax preparation and other tax services.

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

Exhibit No.	Description
2.1	Share Exchange Agreement by and between TRIG Acquisition 1, Inc., GCT, Inc., Grilled Cheese, Inc., Michele Grant, and David Danhi dated October 18, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Bylaws (5)
4.1	Form of Note for October 2012 Offering (6)
4.2	Form of Warrant for October 2012 Offering (7)
4.3	Form of Note for July 2012 Offering (8)
4.4	Form of Warrant to TRIG Capital Group, LLC for July 2012 Offering (9)
4.5	Form of Note for June 2013 Offering (10)
4.6	Form of Warrant for June 2012 Offering (11)

4.7	Form of Warrant issued pursuant to an Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (12)
10.1	Registration Rights Agreement by and between TRIG Acquisition 1, Inc. and Michele Grant, dated October 18, 2012 (13)
10.2	Form of Subscription Agreement for October 2012 Offering (14)
10.3	Form of Registration Rights Agreement (15)
10.4	Danhi Employment Agreement (16)
10.5	Chord Advisor Agreement (17)
10.6	PBNJ Advisory Agreement (18)
10.7	Amendment to TRIG Capital Group, LLC Advisory Agreement (19)
10.8	Clark Group Agreement (20)
10.9	Advisory Agreement between Richard M. Cohen Consultants, Inc. and the Company, dated July 16, 2012 (21)
10.10	Form of Note Purchase Agreement in connection with the July 2012 Offering (22)
10.11	Form of Repurchase Agreement (23)
10.12	Advisory Agreement between TRIG Capital Group, LLC and the Company, dated July 16, 2012 (24)
10.13	Investor Relations Agreement between Trilogy Capital Partners, Inc. and the Company, dated July 16, 2012 (25)
10.14	Advisory Agreement between Dimitri Villard and the Company, dated July 16, 2012 (26)
10.15	Employment Agreement between Robert Lee and the Company, dated July 16, 2012 (27)
10.16	Advisory Agreement between Grandview Capital Partners, Inc. and the Company, dated July 16, 2012 (28)
10.17	Form of Subscription Agreement for August 2012 Offering (29)
10.18	Form of Subscription Agreement for June 2013 Offering (30)
10.19	Form of Registration Rights Agreement (31)
10.20	Asset Purchase Agreement by and among Hook & Ladder Draught House, LLC, KOW Leasing Co., LLC and Deepak Devaraj dated August 8, 2013 (32)
10.21	Employment Agreement with Deepak Devaraj dated August 8, 2013 (33)
10.22	Form of Amendment No. 1 to the Advisory Agreement with Dimitri Villard, dated September 6, 2013 (34)
10.23	Form of Amendment No. 1 to the Term Sheet with Wesley K. Clark & Associates, LLC, dated September 6, 2013 (35)
10.24	Form of Amendment No. 1 to the Employment Agreement with Robert Y. Lee, dated September 6, 2013 (36)
10.25	Form of Employment Agreement with Peter Goldstein, dated September 6, 2013 (37)
10.26	Asset Purchase Agreement by and between the Company and American Food Truck Group, LLC, dated September 12, 2013 (38)
10.28	Placement Agent Termination Agreement, dated September 6, 2013 (39)
10.29	Stock Purchase Agreement with Trilogy Capital Partners, dated April 12, 2012 (40)
10.30	Form of Standard Catering Agreement (41)
10.31	Amendment No. 2 to Employment Agreement with Rober Y. Lee, dated November 18, 2014*
10.32	Amendment No. 1 to Employment Agreement with David Danhi, dated November 18, 2014*
10.33	Amendment No. 2 to the Term Sheet with Wesley K. Clark & Associates, LLC, dated November 17, 2014*
10.34	Amendment No. 1 to Employment Agreement with Peter Goldstein, dated November 18, 2014*
10.35	Employment Agreement between Algie Hodges and the Company, dated January 26, 2015 (43)
10.36	Cooperation Agreement between the Company and Orange County Rescue Mission, Inc., dated March 30, 2015*
10.37	Amendment No. 1 to PBNJ Advisory Agreement, dated November 17, 2014*

14.1	Code of Conduct and Ethics (42)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Office*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
101	Interactive Data File (XBRL)*

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

(35) Previously filed as Exhibit 10.2 to Form 8-K filed on September 12, 2013.

(36) Previously filed as Exhibit 10.3 to Form 8-K filed on September 12, 2013.

(37) Previously filed as Exhibit 10.4 to Form 8-K filed on September 12, 2013.

(38) Previously filed as Exhibit 10.1 to Form 8-K filed on September 18, 2013.

(39) Previously filed as Exhibit 10.28 to Form 10-K filed on April 15, 2014.

(40) Previously filed as Exhibit 10.2 to Form 10-K filed on April 16, 2012.

(41) Previously filed as Exhibit 10.30 to Form 10-K filed on April 15, 2014.

(42) Previously filed as Exhibit 14.1 to Form 10-K filed on April 15, 2014.

(43) Previously filed as Exhibit 10.1 to Form 8-K filed on January 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GRILLED CHEESE TRUCK, INC.

Date: April 14, 2015	By:	/s/ Algie Hodges
Name: Algie Hodges
Title: Chief Executive Officer

	By:	/s/ Peter Goldstein
Name: Peter Goldstein
Title: Principal Accounting Officer, Interim Chief Financial Officer, President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Danhi	Chief Creative Officer and Director	April 14, 2015
David Danhi

/s/ Robert Y. Lee	Executive Chairman,	April 14, 2015
Robert Y. Lee	Director

/s/ Peter Goldstein	President, Interim Chief Financial Officer (Principal Accounting	April 14, 2015
Peter Goldstein	Officer), Secretary, Treasurer and Director

/s/ General Wesley Clark	Director	April 14, 2015
General Wesley Clark

/s/ Deepak Devaraj	Director	April 14, 2015
Deepak Devaraj

/s/ Algie Hodges	Chief Executive Officer (Principal Executive Officer) and Director	April 14, 2015
Algie Hodges

THE GRILLED CHEESE TRUCK, INC.

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Grilled Cheese Truck, Inc.

We have audited the accompanying consolidated balance sheet of The Grilled Cheese Truck, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Grilled Cheese Truck, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

April 14, 2015

New York, NY

The Grilled Cheese Truck, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$348,099	$42,359
Accounts receivable, net	7,966	15,256
Notes receivable	54,780	226,828
Prepaid expenses and other current assets	14,041	25,764
Vehicle held for sale	—	77,390
Total Current Assets	424,886	387,597

Property and equipment, net	240,652	405,218
Deferred finance costs, net	103	236,070
Due from licensee	—	250,000
Other assets	87,755	78,795
TOTAL ASSETS	$753,396	$1,357,680

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$953,023	$963,104
Accounts payable - related parties	213,432	552,416
Payroll tax liabilities and accrued compensation	903,793	134,387
Accrued interest	56,915	330,509
Accrued interest - related parties	—	1,502
Promissory notes	25,000	81,500
Promissory notes - related party	—	12,500
Notes payable	—	53,390
Advances from stockholders	—	311
Deferred asset sale	—	450,000
Convertible notes payable, net of debt discount	246,062	—
Deferred revenue	—	250,000
Total Current Liabilities	2,398,225	2,829,619

Long term portion of convertible notes payable, net	523,124	3,404,492
TOTAL LIABILITIES	2,921,349	6,234,111

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
19,591,288 and 11,801,257 shares issued and outstanding, respectively	19,591	11,802
Additional paid-in capital	13,441,442	3,028,545
Accumulated deficit	(15,628,986)	(7,916,778)
TOTAL STOCKHOLDERS' DEFICIT	(2,167,953)	(4,876,431)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$753,396	$1,357,680

The accompanying notes are an integral part of these consolidated financial statements

The Grilled Cheese Truck, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES:
Food truck sales	$2,392,342	$1,484,802
Catering and special events	710,446	424,116
Licensing	547,233	120,414
TOTAL REVENUES	3,650,021	2,029,332

COST OF SALES:
Food and beverage	899,847	659,683
Food truck expenses	2,050,453	1,004,571
Commissary and kitchen expenses	417,846	468,805
TOTAL COST OF SALES	3,368,146	2,133,059

Gross Profit (Loss)	281,875	(103,727)

OPERATING EXPENSES:
General and administrative expenses	7,076,901	2,532,334
Selling costs	211,295	293,648
Consulting expense - related parties	74,357	1,652,087
Depreciation	75,357	12,120
Bad debts	278,551	—
Amortization of intangible assets	—	4,035
Impairment of vehicles	—	142,309
Impairment of intangible assets	—	134,909
TOTAL OPERATING EXPENSES	7,716,461	4,771,442

LOSS FROM OPERATIONS	(7,434,586)	(4,875,169)

Other Income (Expense)
Interest expense	(267,553)	(335,486)
Interest expense, related party	(17,248)	(1,521)
Loss on disposition of equipment	(43,800)	—
Interest income	11,018	2,784
Other income from asset sale	450,000	—
Amortization of debt discount	(174,072)	(321,568)
Amortization of deferred financing costs	(235,967)	(88,638)
Amortization of restricted shares	—	(8,000)
Gain on settlement of debt	—	14,679
TOTAL OTHER INCOME (EXPENSE)	(227,622)	(737,750)
LOSS BEFORE PROVISION FOR INCOME TAX	(7,712,208)	(5,612,919)
Provision for income tax (expense) benefit	—	—
NET LOSS	$(7,712,208)	$(5,612,919)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.50)	$(0.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	15,524,236	10,176,514

The accompanying notes are an integral part of these consolidated financial statements

The Grilled Cheese Truck, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock				Additional
	Series A		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2012	—	$—	8,442,500	$8,443	$79,186	$(2,303,859)	$(2,216,230)

Beneficial conversion feature of warrants issued concurrent with notes	—	—	—	—	89,743	—	89,743

Fair value of warrants for services	—	—	—	—	422,296	—	422,296

Fair value of options to employee	—	—	—	—	82,394	—	82,394

Shares issued in connection with asset purchase agreement	—	—	500,000	500	499,500	—	500,000

Fair value of warrants in connection with asset purchase agreement	—	—	—	—	128,993	—	128,993

Shares issued for services			25,000	25	24,975	—	25,000

Shares issued in connection with consulting agreements	—	—	766,000	766	742,734	—	743,500

Shares issued in connection with conversion of accounts payable	—	—	56,571	57	56,514	—	56,571

Shares issued in connection with conversion of convertible notes payable	—	—	1,896,833	1,897	663,148	—	665,045

Shares issued in connection with conversion of interest	—	—	2,353	2	1,174	—	1,176

Shares issued in connection with issuance of convertible notes payable	—	—	8,000	8	7,992	—	8,000

Shares issued in connection with subscription agreement	—	—	104,000	104	129,896	—	130,000

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	—	—	—	—	100,000	—	100,000

Net loss	—	—	—	—	—	(5,612,919)	(5,612,919)

Balances, December 31, 2013	—	—	11,801,257	11,802	3,028,545	(7,916,778)	(4,876,431)

Shares issued in connection with settlement of accounts payable, promissory note, and promissory note - related party	—	—	238,951	239	298,448	—	298,687

Shares issued in connection with private placement	—	—	1,824,500	1,825	2,278,800	—	2,280,625

Shares issued for services	—	—	1,775,880	1,775	2,218,075	—	2,219,850

Shares issued in connection with conversion of convertible notes payable	—	—	3,620,700	3,620	3,617,077	—	3,620,697

Shares issued to satisfy accrued compensation	—	—	330,000	330	412,500	—	412,830

Financing costs	—	—	—	—	(10,000)	—	(10,000)

Fair value of warrants for services	—	—	—	—	1,052,762	—	1,052,762

Fair value of warrants in connection with subscription agreement	—	—	—	—	219,500	—	219,500

Fair value of options to employee	—	—	—	—	216,357	—	216,357

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	—	—	—	—	109,378	—	109,378

Net loss	—	—	—	—	—	(7,712,208)	(7,712,208)

Balances, December 31, 2014	—	$—	19,591,288	$19,591	$13,441,442	$(15,628,986)	$(2,167,953)

The accompanying notes are an integral part of these consolidated financial statements

The Grilled Cheese Truck, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,712,208)	$(5,612,919)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	75,357	12,120
Amortization of debt discount	174,072	321,568
Amortization of restricted shares	—	8,000
Amortization of deferred financing costs	235,967	88,638
Amortization of intangible assets	—	4,035
Fair value of shares of common stock and warrants exceeding liability satisfied	70,234	—
Fair value of options and warrants issued for services	1,488,617	504,690
Fair value of shares of common stock issued for services	2,219,850	768,500
Fair value of shares of common stock issued for conversion of interest	—	1,176
Loss on disposition of equipment	43,800	—
Bad debt expense	278,551	—
Impairment of intangible asset	—	134,909
Impairment of fixed assets	—	142,309
Gain on settlement of debt	—	(14,679)
Changes in operating assets and liabilities:
Accounts receivable	(44,433)	(12,528)
Notes receivable	(27,780)	(226,828)
Prepaid expenses and other current assets	11,723	5,289
Deferred financing costs	—	(179,350)
Other assets	15,040	(66,895)
Accounts payable and payroll tax liabilities and accrued compensation	977,623	778,272
Accounts payable - related party	27,149	458,773
Accrued interest	177,455	324,980
Accrued interest - related party	—	1,044
Deferred asset sale and other	(450,000)	(3,341)
NET CASH USED IN OPERATING ACTIVITIES	(2,438,983)	(2,562,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of equipment	25,000	—
Proceeds from deferred sale of intangible assets	—	450,000
Purchases of fixed assets	(6,591)	(52,506)
NET CASH PROVIDED BY INVESTING ACTIVITIES	18,409	397,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	475,000	1,970,000
Proceeds from promissory note	85,000	44,000
Payment of promissory note	(104,000)	—
Payment of note payable	(311)	(12,506)
Payment of note payable to shareholder	—	(28,626)
Payment of financing costs	(10,000)	—
Advance from shareholders	—	26,200
Proceeds from issuances of shares of common stock	2,280,625	130,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,726,314	2,129,068

Net increase (decrease) in cash and cash equivalents	305,740	(35,675)
Cash and cash equivalents, beginning of year	42,359	78,034
Cash and cash equivalents, end of year	$348,099	$42,359

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,000	$5,436
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy promissory note and accrued interest related party	$14,002	$—
Common stock issued to satisfy promissory note and accrued interest	$42,852	$52,545
Common stock issued pursuant to conversion of convertible notes and accrued interest	$3,620,697	$612,500
Common stock issued in connection with asset purchase agreement	$—	$500,000
Common stock issued for payment of accounts payable, accrued compensation and accounts payable- related party	$654,665	$56,571
Warrants issued in connection with asset purchase agreement	$—	$128,993
Assets purchased in connection with asset purchase agreement	$—	$682,383
Liabilities assumed in connection with asset purchase	$—	$53,390
Beneficial conversion feature	$109,378	$89,743
Reclassification of property and equipment to vehicles held for sale	$—	$77,390
Due from licensee	$—	$250,000
Vehicle sold and assignment of note payable	$53,390	$—
Note receivable on sale of vehicle	$51,000	$—

The accompanying notes are an integral part of these consolidated financial statements

The Grilled Cheese Truck, Inc. and Subsidiaries

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash and working capital deficiency of $348,099 and $1,973,339 respectively, at December 31, 2014. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the year ended December 31, 2014 was $7,712,208 and the deficit accumulated by the Company amounts to $15,628,986 as of December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions are eliminated.

b.	Basis of Accounting

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

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

Advertising costs, which are included in general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the years ended December 31, 2014 and 2013 amounted to $37,291 and $111,987, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2014 and 2013 have been excluded from the per share computations:

	As of
	December 31,
	2014	2013
Convertible notes	711,667	3,520,000
Options issued to employee	1,000,000	1,000,000
Warrants	9,710,951	4,866,000
	11,422,618	9,386,000

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014 and 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2014 and 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

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

The Company had promissory notes from licensees aggregating $54,780 and $226,828 outstanding at December 31, 2014 and 2013, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $10,790 and $2,772 of interest income in connection with such notes during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, due to the uncertainty of collectability, the Company has recorded an allowance of $226,828 against one of the notes.

5.	Due from Licensee

On September 27, 2013, a licensee issued a promissory note to the Company relating to a one time license fee in the amount of $250,000. The note matures on September 28, 2016 and bears interest at 3% per annum. As of December 31, 2014, due to the uncertainty of collectability the Company has recorded an allowance for the full amount of the note.

6.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	December 31,	December 31,
	2014	2013

POS systems	$21,358	$21,358
Food service equipment	39,681	41,691
Truck equipment	5,346	5,346
Vehicles	248,926	567,384
Leasehold improvements	10,703	10,703
Computers	5,334	2,334
Furniture and fixtures	8,924	3,064
Total	340,272	651,880
Impairment of vehicles	-	(142,309)
Accumulated depreciation	(99,620)	(26,963)
Total	240,652	482,608
Vehicles held for sale	-	(77,390)
Total property and equipment	$240,652	$405,218

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $75,357 and $12,120, respectively.

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

During the year ended December 31, 2014, the Company sold four vehicles with an aggregate carrying value of $173,190, two of which were classified for sale with an aggregate carrying value of $77,390 at December 31, 2013. In consideration for the disposition, one of the buyers assumed the obligations under a note payable which had a carrying value of $53,390, another buyer owes the Company $24,000 at December 31, 2014, which is recorded as notes receivable, the third buyer paid $20,000 and issued a note receivable of $27,000, of which $19,990 is outstanding at December 31, 2014, and the fourth buyer paid $5,000, and resulted in loss on disposition of asset of $43,800 during the year ended December 31, 2014.

7.	Convertible Notes

The Company’s convertible promissory notes at December 31, 2014 and 2013 are as follows:

	December 31,	December 31,
	2014	2013

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and March 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$370,000	$3,520,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	—
Convertible note payable, bearing interest at 10%, maturing June 30, 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	350,000	—

Unamortized debt discount	(75,814)	(115,508)
Total	769,186	3,404,492
Less: Current portion	(246,062)	—
Long-term portion	$523,124	$3,404,492

The Company generated proceeds of $475,000 and $1,970,000 from the issuance of convertible promissory notes during the years ended December 31, 2014 and 2013, respectively.

The Company issued 3,620,700 and 1,896,833 shares of its common stock to satisfy its obligations pursuant to convertible notes during the year ended December 31, 2014 and 2013, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $3,620,697 and $665,045 during the years ended December 31, 2014 and 2013, respectively.

In connection with the issuance of the convertible notes payable issued during the year ended December 31, 2014, the Company granted 341,667 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.50-$4.00 per share and will mature within 3 years from their issuance date.

In connection with the issuance of the convertible notes payable issued during the year ended December 31, 2013, the Company issued 935,000 warrants to the noteholders and 352,000 warrants to its placement agent. The warrants issued to the noteholders and the placement agent are exercisable at a price of $2.00 and $2.40 per share, respectively and mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $109,378 and $89,743 during the years ended December 31, 2014 and 2013, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $677,592 and $745,692, including amortization of debt discount of $174,071 and $321,568 and amortization of deferred financing costs of $235,968 and $88,638, during the years ended December 31, 2014 and 2013, respectively.

8.	Promissory Notes Payable

On September 21, 2012, September 24, 2012 and October 1, 2012, the Company entered into three secured promissory notes totaling $37,500 due on December 6, 2012 and bearing interest at 12% per annum. In March 2013, the note holders agreed to extend the maturity date of the notes to September 30, 2013. These notes were in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 75,000 shares of its Common Stock as well as 9,375 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrant) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $93,750, over the carrying value of the promissory notes and related interest payable, which amounted to $42,852, was recognized as interest expense of $50,898 in the accompanying consolidated statements of operations during the year ended December 31, 2014.

On December 27, 2013, the Company entered into an unsecured promissory note totaling $44,000 bearing interest at 10% per annum. The Company satisfied its obligations under the note by repaying it in January 2014.

On May 23, 2014, the Company issued a promissory note payable of $5,000. The Company satisfied its obligations under such the note payable by repaying it in June 2014.

On December 10, 2014, the Company issued an unsecured promissory note payable of $25,000 bearing interest at 10% per annum and maturing upon the next closing of the Company’s financing. During the year ended December 31, 2014, the Company recognized interest expense of $1,193 and is included in the accompanying consolidated statements of operations.

Promissory Notes Payable – Related Party

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500, was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its Common Stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, was recognized as interest expense of $17,248 in the accompanying consolidated statements of operations during the year ended December 31, 2014.

9.	Notes Payable

Notes payable at December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
	2014	2013

Notes payable	$-	$65,986
Less payments	-	(12,506)
Total	$-	$53,390

On August 8, 2013, the Company entered into an Asset Purchase Agreement. As part of the Asset Purchase Agreement, the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle (see Note 15). In January 2014, the Company sold the vehicle to pay-off the above note (see Note 6). As of December 31, 2013, the Company reclassified the vehicles from property and equipment to vehicles held for sale.

10.	Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at December 31, 2014:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$1.00-4.00	9,710,951	2.30	$2.08	9,710,951	$2.08

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at December 31, 2012	2,725,000	$2.00
Issued	2,141,000	1.74
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	4,866,000	1.89
Issued	4,844,951	2.28
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	9,710,951	$2.08

Warrants issued concurrent with convertible notes:

In connection with the issuance of its convertible notes, the Company issued 341,667 and 1,287,000 warrants to the noteholders during the years ended December 31, 2014 and 2013, respectively. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $109,378 and $89,743 during the years ended December 31, 2014 and 2013, respectively, has been recognized as beneficial conversion feature and debt discount.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :	2014	2013
Risk-free interest rate at grant date	0.76%-1.10%	0.60%-0.91%
Expected stock price volatility	80%	80%
Expected dividend payout	—	—
Expected option life-years	(a)	(a)

(a) All warrants issued expire in 3-5 years. The remaining life of the warrants is 2.30 years.

Warrants issued pursuant to Private Placement

The Company issued 1,824,500 warrants in connection with a private placement consisting of shares of common stock during the year ended December 31, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued pursuant to Settlement of Promissory notes

The Company issued 9,375 and 3,125 warrants pursuant to the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share (see Note 8).

Warrants issued pursuant to Settlement of Payables to Vendors, Officers, and Directors

The Company issued 330,000 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the year ended December 31, 2014. The warrants expire in May 2017 and are exercisable at a price of $1.25 per share.

The Company issued 120,951 warrants pursuant to the settlement of certain accounts payable and accounts payable-related party during the year ended December 31, 2014. The warrants expire in June 2017 and are exercisable at a price of $1.25 per share.

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

Warrants issued for services

During the year ended December 31, 2014, the Company issued 1,882,000 warrants valued at $993,212 for services rendered. The warrants expire between April and December 2019 and are exercisable at a price ranging between $1.00 and $3.00 per share.

During the year ended December 31, 2014, the Company issued 500,000 warrants valued at $219,500 in connection with subscription agreement. The warrants expire in December 2017 and are exercisable at $2.50 per share.

During the year ended December 31, 2013, the Company issued 500,000 warrants valued at $259,119 to one of its directors in connection with its compensation arrangement. The warrants expire in September 2016 and are exercisable at a price of $1.00 per share.

The fair value of the detachable warrants issued for services, in connection with the issuance of convertible notes payable and in connection with the asset purchase agreement and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Significant assumptions
Exercise Price	$1.00-$3.00	$1.00-$2.40
Market Price	$1.25	$1.00
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Risk-free interest rate	0.76-1.10%	0.60-0.91%
Terms (years)	3-5	3-5

Warrants issued pursuant to asset purchase

During the year ended December 31, 2013, the Company issued 250,000 warrants valued at $128,993 pursuant to an asset purchase agreement. The warrants expire in August 2016 and are exercisable at a price of $1.00 per share.

11.	Commitments and Contingencies

Operating Leases

On September 1, 2013 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under a five year term totaling $345,132. Under the terms of the lease the Company paid a deposit of $10,620 which has been recorded in Other Assets. Rental expense for the commissary kitchen for the year ended December 31, 2014 and 2013 totaled $64,992 and $31,860, respectively and over the remaining term was as follows: $67,590 for 2015; $70,302 for 2016; $73,116 for 2017; and $37,272 for 2018.

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

Combined rental expense for kitchen facilities and food truck rental for the year ended December 31, 2014 and 2013 were $441,764 and $269,039, respectively.

Litigation

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

As of December 31, 2014 and 2013, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Private Placement

The Company generated gross proceeds of $2,280,625 by issuing 1,824,500 shares of its Common Stock pursuant to a private placement during the year ended December 31, 2014.

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

Shares issued pursuant to Settlement of Promissory Notes

The Company satisfied its obligations under $37,500 and $12,500 promissory notes and promissory notes-related party and accrued interest by issuing 100,000 shares of its Common Stock valued at $125,000 during the year ended December 31, 2014.

On December 31, 2013, the Company converted a $100,000 note to 200,000 shares and $1,176 of interest to 2,353 shares at a price of $0.50 per share.

On December 31, 2013, the Company issued 8,000 valued at $1.25 per share in connection with the issuance of a promissory note totaling $40,000.

Shares issued pursuant to Satisfaction of Accounts Payable and Accrued Compensation

The Company satisfied its obligations with certain parties during the year ended December 31, 2014, as follows:

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

In September 2013, the Company issued 56,571 shares of common stock valued at $1.00 per share in satisfaction of accounts payable totaling $56,571.

Shares issued pursuant to Charitable Contributions

On November 17, 2014, the Company issued 1,000,000 restricted shares of its Common Stock to charitable foundations that assist veterans. The issuance of the restricted shares of Common Stock to the charitable foundations is subject to the following resale restriction: no more than 1/12th of the shares initially donated may be sold in any given month following the eligibility for resale either pursuant to 1) a registration statement filed by the Company to register such shares or 2) pursuant to Rule 144. The fair value of the shares amounted to $1,250,000 and was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

Shares issued pursuant to Services

The Company issued to certain consultants 744,130 and 768,500 shares of its Common Stock in consideration for services rendered during the years ended December 31, 2014 and 2013, respectively. The fair value of the shares amounted to $930,163 and $768,500 during the years ended December 31, 2014 and 2013, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

The Company issued to a former board member 31,750 shares of its Common Stock in consideration for services rendered during the year ended December 31, 2014. The fair value of the shares amounted to $39,688 during the year ended December 31, 2014. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 3,620,700 shares of its common stock valued at $3,620,697 upon conversion of convertible notes payable of $3,150,000 and accrued interest of $470,697 during the year ended December 31, 2014.

In May 2013, the Company issued 1,696,833 shares of its Common Stock as a result of converting $512,500 of principal and $52,545 of interest of its pre reverse merger convertible notes holders.

Shares issued pursuant to Asset Purchase Agreement

During the year ended December 31, 2013, the Company issued 500,000 shares of its Common Stock in connection with an asset purchase agreement. The fair value of the shares amounted to $500,000.

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

The Company recorded share-based payment expenses amounting to $216,356 and $82,394 during the years ended December 31, 2014 and 2013 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at December 31, 2014 and 2013, respectively.

 The fair value of the options granted during the year ended December 31, 2013 are based on the Black Scholes Model using the following assumptions:

Exercise price:	$1.00
Market price at date of grant:	$ 1.00 (1)
Volatility:	80%
Expected dividend rate:	0
Expected terms (years):	10
Risk-free interest rate:	0.03%

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

A summary of the activity during 2014 and 2013 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2013	—	$—
Granted	1,000,000	3.50
Exercised
Expired or cancelled
Outstanding at December 31, 2013	1,000,000	$3.50	$—
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2014	1,000,000	$3.50	$—

The total compensation cost related to options not yet recognized amounted to $350,319 and $566,675 at December 31, 2014 and 2013 respectively, and the Company expects that it will be recognized over the remaining period of 20 months.

13.	Related Party Transactions

The related party transactions for the years ended December 31, 2014 and 2013, are summarized below:

Stockholders advance funds to the Company from time to time to provide financing for operations.

	December 31	December 31,
	2014	2013

Advances from stockholders	$-	$311

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

a.	Cohen Advisory Agreement

On June 15, 2012, the Company entered into an advisory agreement with Richard M. Cohen Consultants, Inc. (the “Advisor”). The parties agreed that from June 15, 2012 until June 14, 2013, the Advisor would perform advisory and consulting services for the Company. The Company will pay the Advisor $120,000, consisting of: (i) $60,000 of shares of the Company’s Common Stock to be based on the per share price of the Common Stock sold in a 2012 private placement offering, and (ii) $60,000 of cash to be paid in monthly payments of $5,000 pursuant to the terms of the agreement. The agreement may be terminated by the Company for cause, as defined in the agreement. Richard M. Cohen is also the Chairman of Chord Advisors LLC (“Chord”) and David Horin, our former Chief Financial officer, is the President of Chord. The advisory agreement contains a share provision, whereby the Company will issue 60,000 shares over the requisite service period based upon a $1.00 per share price of Common Stock sold in a 2012 private placement offering. For the year ended December 31, 2013, the Company incurred fees of $90,000 and issued 60,000 shares of its Common Stock with a fair value of $60,000 and has an accounts payable balance of $0 as of December 31, 2014 and 2013. This agreement expired on June 14, 2013 and was not renewed.

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the years ended December 31, 2014 and 2013, the Company incurred fees of $0 and $84,000, respectively. The Company has an accounts payable balance of $58,451 as of December 31, 2014 and 2013. This agreement lapsed in January 2014.

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

During the years ending December 31, 2014 and 2013, the Company incurred fees of $0 and $120,000 and has no accounts payable at December 31, 2014 and $50,000 at December 31, 2013. Our former President, Secretary and director and current shareholder, Alfonso J. Cervantes, owns a 100% equity interest in Trilogy.

d.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the“Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 private placement offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. During the years ended December 31, 2014 and 2013, the Company incurred fees of $11,250 and $71,250, respectively, and has an accounts payable of $16,375 and $54,375 at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company issued 13,100 shares of its Common Stock to satisfy certain obligations to Mr. Villard amounting to $16,375. Additionally, the Company issued 31,750 and 45,000 shares of its Common Stock to Mr. Villard for services rendered during the years ended December 31, 2014 and 2013, respectively. The fair value of the shares amounted to $39,688 and $22,500. On September 6, 2013, Mr. Villard resigned from the Board. His resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the year ended December 31, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $53,912 and $106,789 as of December 31, 2014 and 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the year ended December 31, 2013. The fair value of the warrants amounted to $152,978.

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

f. Peter Goldstein Agreement

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

g.	Clark Group Agreement

On August 15, 2012, the Company entered into the Clark Group Agreement with Wesley K. Clark & Associates, LLC (the “Clark Group”). General Wesley K. Clark currently serves as Chairman and CEO of the Clark Group and as one of the Company’s directors. The agreement commenced upon the completion of the Share Exchange Transaction and will continue for a period of two years. This agreement was amended on September 6, 2013.

On November 18, 2014, the Company entered into Amendment No. 2 to the term sheet (the "Second Amended Clark Agreement") with the Clark Group, which amends the term sheet with the Clark Group originally dated August 15, 2012 (the "Clark Agreement"), as amended by Amendment No. 1 dated September 6, 2013 (the "Amended Clark Agreement"). The Second Amended Clark Agreement provides that as of the date thereof, the Company shall issue to the Clark Group 500,000 warrants to purchase Common Stock, such warrants exercisable through December 31, 2016 at a price of $1.00 per share and without the condition that a certain number of veteran franchise agreements be executed (as set forth in the Clark Agreement). The Second Amended Clark Agreement has a term that continues through December 31, 2015. No other material amendments were made to Clark Group's agreement with the Company.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the years ended December 31, 2014 and 2013, the Company incurred fees of $240,000 and $425,787, respectively and had an accounts payable balance of $90,734 and $106,668 as of December 31, 2014 and 2013, respectively. The Company issued 112,000 shares of its Common Stock to General Clark in satisfaction of liabilities amounting to $140,000 during the year ended December 31, 2014.

h.	Chord Advisors Agreement

On August 15, 2012, the Company entered into an agreement (the “Chord Agreement”) with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. In addition, on September 1, 2012, the Company granted Chord 100,000 warrants with a term of three (3) years and an exercise price of $2.00. Our former Chief Financial Officer, David Horin, is the President of Chord. During the year ended December 31, 2013, the Company incurred fees of $12,500 and has an accounts payable balance of $0 as of December 31, 2014 and 2013. As of June 30, 2013, this agreement was terminated.

i.	Issuance of shares to the Company’s officers

During the year ended December 31, 2014, the Company satisfied the following liabilities with certain officers of the Company by issuing shares of its Common Stock as follows:

	Shares of
	Common stock	Carrying value of
Party (ies)	and warrants issued	liability satisfied
Company's Chief Executive Officer	112,000	$140,000
Company's Chief Financial Officer	36,000	45,000
Company's Chief Creative Officer	70,000	87,500
A relative of one the Company's directors	40,000	50,000

Additionally, the Company issued to one of its former Board members 31,750 shares of its Common Stock during the year ended December 31, 2014. The fair value of the shares amounted to $39,688.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

j.	Robert Y. Lee Agreement

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

k.	David Danhi Agreement

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

l.	PBNJ Advisory Agreement

On November 18, 2014, the Company entered into Amendment No. 1 to its advisory agreement (the "Amended PBNJ Agreement") with PBNJ Advisors, Inc. ("PBNJ"), which amends PBNJ's advisory agreement dated April 14, 2014. The Amended PBNJ Agreement has a term that continues through December 31, 2015 and provides for compensation to PBNJ in the amount of 75,000 shares of Common Stock and 75,000 warrants to purchase Common Stock, such warrants exercisable for a period of 3 years at price of $2.00 per share. The Amended PBNJ Agreement also provides that both parties may terminate the agreement upon 30 days written notice. No other material amendments were made to PBNJ's advisory agreement. On December 31, 2014, the Company entered into Amendment No. 2 to its advisory agreement (the "Amended #2 PBNJ Agreement") with PBNJ, which amends PBNJ's advisory agreement dated April 14, 2014. The Amended #2 PBNJ Agreement provides for compensation to PBNJ in the amount of 20,000 shares of Common Stock.

14.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the years ended December 31, 2014 and 2013, respectively.

Suppliers	Year ended December 31, 2014	Year ended December 31,2013
A	32%	19%
B	-	-

For the year ended December 31, 2014, the Company had one supplier who accounted for approximately $618,000 of their purchases used for production or approximately 18% of total cost of sales for the year then ended. The amount payable to supplier A at December 31, 2014 amounted to $39,237.

For the year ended December 31, 2013, the Company had one supplier who accounted for approximately $244,000 of their purchases used for production or approximately 19% of total cost of sales for the year then ended. The amount payable to supplier A at December 31, 2013 was $32,532.

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

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name, hookandladder.biz, which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company's balance sheet at $-0-. In consideration, AFT paid the Company an aggregate cash payment of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at the AFT Closing, the Company and AFT agreed to enter into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “ Truck Rental Agreement ”), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale since AFT has not yet delivered any of the twenty trucks agreed to be leased by the Company from AFT before June 30, 2014.  On December 15, 2014, the Company and AFT entered into an amendment to the original agreement, cancelling the issuance of Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT and agreed to enter into the Truck Rental Lease Agreement. Since this amendment released the Company from any ongoing liabilities related to the asset sale, the Company recognized the related $450,000 deferred sale as other income during the year ending December 31, 2014.

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended
	December 31,
	2014	2013
Income tax (benefit) provision at the Federal statutory rate	$(2,622,151)	$(1,908,000)
State income taxes, net of Federal benefit	(391,934)	(285,000)
Benefit of loss (tax liability) not realized due to the Company status as a “pass through entity” for tax proposes	—	—
Amortization of debt discount and deferred financing costs	160,251	129,000
Common stock issued for services	867,562	300,000
Other	—	—
Valuation tax asset allowance	1,986,272	1,764,000
Tax provision	$—	$—

The net operating loss carryforwards available amount to approximately $9.5 million at December 31, 2014, of which approximately $1.1 million is subject to limitation for change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on October 18, 2012. Subsequent to the reverse merger on October 18, 2012, the Company has assumed the net operating loss (“NOL”) carry forward of TRIG Acquisition 1, Inc. This NOL will be expiring through the year 2033.

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

The Company’s deferred tax asset as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Net operating losses	$3,701,723	$2,294,000
Fair value of compensatory options and warrants	581,781	197,000
Deferred revenues	—	(98,000)
	4,283,504	2,393,000
Valuation allowance	(4,283,504)	(2,393,000)
Deferred tax asset, net of allowance	$—	$—

The Company has not filed its applicable Federal and State tax returns for the years ended December 31, 2010 through 2013 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2014 filing.

Contingency related to outstanding payroll tax liabilities:

As of December 31, 2014, the Company has payroll tax liabilities of approximately $763,000 due to federal and various state taxing authorities, which is included in payroll tax liabilities and accrued compensation on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

17. Subsequent Events

Employment agreement:

On January 26, 2015, the Company entered into an employment agreement (the “Hodges Employment Agreement”) with Algie Hodges. Pursuant to the Hodges Employment Agreement, Mr. Hodges will serve as the Chief Executive Officer of the Company. Mr. Hodges will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, a car allowance and certain insurance coverage in accordance with the Company’s policies, for his role with the Company.

Effective upon satisfactory completion of services for the first ninety (90) days of employment, and based upon certain goals and objectives agreed to with the Board of Directors, Mr. Hodges will also be entitled to an annual bonus of up to 100% of his annual base salary based on the Company. Further, upon completion of services for the first ninety (90) days of employment, the Company shall grant to Mr. Hodges 1,000,000 stock options to be issued under the Company’s 2013 Equity Plan. Such stock options shall vest over a period of three (3) years at a rate of 333,333 after completion of the first year of employment, 333,333 after completion of the second year of employment and 333,334 after the third year of employment. Each stock option shall be exercisable until the fifth (5th) anniversary of the date of grant at a price of $3.00 per share.

The Hodges Employment Agreement has a term of three years and will automatically renew for successive one (1) year periods thereafter unless 3 months written notice is provided by either party. The Hodges Employment Agreement may be terminated by us upon death, disability, or for cause (as such term is defined in the Hodges Employment Agreement). In the event the Company terminates Mr. Hodges’ employment before the end of initial term without cause, or if Mr. Hodges terminates his employment before the initial term for good reason (as such term is defined in the Hodges Employment Agreement), the Company shall pay Mr. Hodges the greater of six month’s salary or the amount of salary that remains to be paid for the rest of the unexpired initial term, and shall provide Mr. Hodges an annual bonus pro-rated on the basis of the number of whole months Mr. Hodges has worked in the year of the termination of employment. In the event the Company terminates Mr. Hodges’ employment before the end of the initial term for cause, or Mr. Hodges resigns without good reason, Mr. Hodges will be entitled to the salary and benefits he has accrued up until the date of termination.

Letter of Intent:

On January 27, 2015, The Grilled Cheese Truck, Inc. (the “Company”) entered into a letter of intent (the “Brinton LOI”) with DJ Brinton Lake, LLC, a Pennsylvania limited liability company (“Brinton”), whereby the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the terms of the Brinton LOI, the parties agreed that until March 31, 2015, Brinton will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Brinton Assets to any other third party. In addition, the Brinton LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Brinton obtaining any necessary consent to sell such Brinton Assets to the Company from Brinton’s franchisor or termination of any agreement that may prohibit the sale of the Brinton Assets. On March 31, 2015, the Company entered into an amendment to the Brinton LOI (the “Brinton Amendment”) between the Company and Brinton, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Brinton LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “King LOI”) with DJR King of Prussia, Inc., a Pennsylvania corporation (“King”), whereby the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the terms of the King LOI, the parties agreed that until March 31, 2015, King will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the King Assets to any other third party. In addition, the King LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, King obtaining any necessary consent to sell such King Assets to the Company from King’s franchisor or termination of any agreement that may prohibit the sale of the King Assets. On March 31, 2015, the Company also entered into an amendment to the King LOI (the “King Amendment”) between the Company and King, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the King LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “Square LOI”) with DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), whereby the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the terms of the Square LOI, the parties agreed that until March 31, 2015, Square will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Square Assets to any other third party. In addition, the Square LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Square obtaining any necessary consent to sell such Square Assets to the Company from Square’s franchisor or termination of any agreement that may prohibit the sale of the Square Assets. On March 31, 2015, the Company also entered into an amendment to the Square LOI (the “Square Amendment”) between the Company and Square, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Square LOI remain unchanged.

Issuance of notes payable and shares:

On February 28, 2015, the holder of the $50,000 convertible note payable elected to convert the entire principal amount and accrued interest into 62,640 shares of common stock at a rate of $1.00 per share.

On February 26, 2015, 12,500 warrants were exercised to purchase 12,500 shares of Common Stock valued at $2.00 per share, or $25,000.

On March 11, 2015, 12,500 warrants were exercised to purchase 12,500 shares of Common Stock valued at $2.00 per share, or $25,000.

On March 11, 2015, the Company issued a $600,000 convertible note payable, bearing interest at 10% and maturing June 30, 2016. The principal and accrued interest is convertible at the holder’s option at a price of $2.00 per share.

On March 11, 2015, the Company issued a $25,000 convertible note payable, bearing interest at 10% and maturing June 30, 2016. The principal and accrued interest is convertible at the holder’s option at a price of $2.00 per share.

On March 12, 2015, 12,500 warrants were exercised to purchase 12,500 shares of Common Stock valued at $2.00 per share, or $25,000.

On March 16, 2015, the Company issued 75,000 warrants commencing on December 31, 2015 and expiring on December 31, 2018. The warrants are exercisable at $2.00 per share.

