Form 10-Q
period 2015-03-31
Grilled Cheese Truck, Inc.
filed 2015-05-20
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 19, 2015, there were 19,873,679 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

2

The Grilled Cheese Truck, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,100	$348,099
Accounts receivable, net	3,919	7,966
Notes receivable	42,780	54,780
Prepaid expenses and other current assets	7,764	14,041
Total Current Assets	103,563	424,886

Property and equipment, net	222,826	240,652
Deferred finance costs, net	48,679	103
Other assets	93,164	87,755
TOTAL ASSETS	$468,232	$753,396

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$883,298	$953,023
Accounts payable - related parties	187,345	213,432
Payroll tax liabilities and accrued compensation	805,682	903,793
Accrued interest	59,736	56,915
Promissory notes	-	25,000
Convertible notes payable, net of debt discount	361,473	246,062
Total Current Liabilities	2,297,534	2,398,225

Long term portion of convertible notes payable, net	935,323	523,124
TOTAL LIABILITIES	3,232,857	2,921,349

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,721,428 and 19,591,288 shares issued and outstanding, respectively	19,721	19,591
Additional paid-in capital	13,932,962	13,441,442
Accumulated deficit	(16,717,308)	(15,628,986)
TOTAL STOCKHOLDERS' DEFICIT	(2,764,625)	(2,167,953)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$468,232	$753,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES:
Food truck sales	$370,796	$513,297
Catering and special events	192,259	109,661
Licensing	6,050	11,105
TOTAL REVENUES	569,105	634,063

COST OF SALES:
Food and beverage	115,264	180,063
Food truck expenses	186,165	389,509
Commissary and kitchen expenses	23,718	146,478
TOTAL COST OF SALES	325,147	716,050

Gross Profit (Loss)	243,958	(81,987)

OPERATING EXPENSES:
General and administrative expenses	1,029,045	799,680
Selling costs	67,662	36,408
Consulting expense - related parties	149,194	65,625
Depreciation	17,826	21,760
Bad debts	3,386	-
TOTAL OPERATING EXPENSES	1,267,113	923,473

LOSS FROM OPERATIONS	(1,023,155)	(1,005,460)

Other Income (Expense)
Interest expense	(17,961)	(144,199)
Interest expense, related party	-	(17,248)
Interest income	-	6,218
Amortization of debt discount	(35,782)	(14,333)
Amortization of deferred financing costs	(11,424)	(27,475)
TOTAL OTHER INCOME (EXPENSE)	(65,167)	(197,037)
LOSS BEFORE PROVISION FOR INCOME TAX	(1,088,322)	(1,202,497)

Provision for income tax (expense) benefit	-	-

NET LOSS	$(1,088,322)	$(1,202,497)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	19,647,531	12,169,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,322)	$(1,202,497)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	17,826	21,760
Amortization of debt discount	35,782	14,333
Amortization of deferred financing costs	11,424	27,475
Fair value of shares of common stock and warrants exceeding liability satisfied	-	73,423
Fair value of options and warrants issued for services	233,338	53,348
Fair value of shares of common stock issued for services	37,500	-
Bad debt expense	3,386	-
Changes in operating assets and liabilities:
Accounts receivable	661	(11,104)
Notes receivable	12,000	-
Prepaid expenses and other current assets	6,277	(21,057)
Other assets	(5,409)	6,500
Accounts payable and payroll tax liabilities and accrued compensation	(167,837)	474,574
Accounts payable - related party	(26,087)	(163,385)
Accrued interest	15,461	87,999
NET CASH USED IN OPERATING ACTIVITIES	(913,999)	(638,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(230)
NET CASH USED IN INVESTING ACTIVITIES	-	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	625,000	-
Proceeds from promissory note	-	50,000
Payment of promissory note	(25,000)	-
Payment of note payable	-	(94,000)
Payment of financing costs	(60,000)	(10,000)
Proceeds from issuances of shares of common stock	75,000	740,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	615,000	686,000

Net (decrease) increase in cash and cash equivalents	(298,999)	47,139

Cash and cash equivalents, beginning of period	348,099	42,359
Cash and cash equivalents, end of period	$49,100	$89,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$6,000
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy promissory note and accrued interest related party	$-	$14,002
Common stock issued to satisfy promissory note and accrued interest	$-	$42,852
Common stock issued pursuant to conversion of convertible notes and accrued interest	$62,640	$-
Common stock issued for payment of accounts payable, accrued compensation and accounts payable- related party	$-	$19,985
Beneficial conversion feature	$83,172	$-
Vehicle sold and assignment of note payable	$-	$53,390
Note receivable on sale of vehicle	$-	$24,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL
STATEMENTS

MARCH 31, 2015

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

The Share Exchange Transaction has been accounted for as a reverse acquisition of the Company, by Grilled Cheese but in substance as a capital transaction, rather than a business combination since the Company had nominal operations and assets prior to and as of the closing of the Share Exchange Transaction. The former stockholders of Grilled Cheese represent a significant constituency of the Company’s voting power immediately following the Share Exchange Transaction and Grilled Cheese’s management assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition. For accounting purposes, Grilled Cheese is treated as the surviving entity and accounting acquirer in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Grilled Cheese. The accumulated losses of Grilled Cheese were carried forward after the completion of the Share Exchange Transaction.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $49,100 and working capital deficiency of $2,193,971, at March 31, 2015. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the three-month period ended March 31, 2015 was $1,088,322 and the deficit accumulated by the Company amounts to $16,717,308 as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheet presented as of December 31, 2014 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 14, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

For catering and special event services, customers must sign and deliver the Company's standard catering agreement with a minimum payment of 50% of the agreed upon price of the event. The remaining balance is due by credit card payment within 2 days of the event or cash on the day of the event. The initial 50% deposit is fully refundable until 14 days prior to the event, between 4 and 13 days prior to the event, the deposit is non-refundable and if the customer cancels within 3 days of the event, 100% of the agreed-upon price of the event is due. Revenue is recognized, net of sales tax, at the time goods and services are provided.

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

Advertising costs are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the three months ended March 31, 2015 and 2014 amounted to $27,275 and $25,307, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2015 and 2014 have been excluded from the per share computations:

	As of
	March 31,
	2015	2014

Convertible notes	1,034,249	3,520,000
Options issued to employee	1,000,000	1,000,000
Warrants	10,357,951	5,470,500
	12,392,200	9,990,500

j.	Income Taxes

The Company accounts for income taxes under ASC 740 “Income taxes” (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Penalties and interest on underpayment of income taxes are reflected in the Company’s effective tax rate.

k.	Sales Taxes

The Company's revenues in the statements of operations are net of sales taxes.

l.	Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2015 and December 31, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at March 31, 2015 and December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, other receivable, accounts payable and accrued expenses, notes payable and promissory notes- including related parties liabilities- approximate their fair value due to the short term maturity of these items.

In addition, ASC 825-10-25 “Fair Value Option” (“ASC 825-10-25”), was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

o.	Stock-Based Compensation

The Company adopted the provisions of ASC 718 “Compensation- Stock Compensation” (“ASC 718”). The Company estimates the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The Company determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted, exercised and cancelled. The company believes the resulting binomial calculation provides a more refined estimate of the fair value of the Company’s employee stock options. For the company’s employee stock purchase plan, the company decided to continue to use the Black-Scholes model to calculate the estimated fair value.

p.	Recently Issued Accounting Standards

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

4.	Notes Receivable

The Company had promissory notes from licensees aggregating $42,780 and $54,780 outstanding at March 31, 2015 and December 31, 2014, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $0 and $1,843 of interest income in connection with such notes during the three-month period ended March 31, 2015 and 2014, respectively.

5.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
POS systems	$21,358	$21,358
Food service equipment	39,681	39,681
Truck equipment	5,346	5,346
Vehicles	248,926	248,926
Leasehold improvements	10,703	10,703
Computers	5,334	5,334
Furniture and fixtures	8,924	8,924
Total	340,272	340,272
Accumulated depreciation	(117,446)	(99,620)
Total	$222,826	$240,652

Depreciation expense for the three-month period ended March 31, 2015 and 2014 amounted to $17,826 and $21,760, respectively.

6.	Convertible Notes

The Company’s convertible promissory notes at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and June 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$320,000	$370,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	125,000
Convertible note payable, bearing interest at 10%, maturing June 30, 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	975,000	350,000

Unamortized debt discount	(123,204)	(75,814)
Total	1,296,796	769,186
Less: Current portion	(361,473)	(246,062)
Long-term portion	$935,323	$523,124

The Company generated proceeds of $625,000 and $0 from the issuance of convertible promissory notes during the three-month period ended March 31, 2015 and 2014, respectively.

The Company issued 62,640 and 0 shares of its common stock to satisfy its obligations pursuant to convertible notes during the three months ended March 31, 2015 and 2014, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $62,640 and $0 during the three months ended March 31, 2015 and 2014, respectively.

In connection with the issuance of the convertible notes payable issued during the three-month period ended March 31, 2015, the Company granted 312,500 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $83,172 and $0 during the three-month periods ended March 31, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $65,167 and $186,007, including amortization of debt discount of $35,782 and $14,333 and amortization of deferred financing costs of $11,424 and $27,475, during the three-month periods ended March 31, 2015 and 2014, respectively.

7.	Promissory Notes Payable

On December 10, 2014, the Company issued an unsecured promissory note payable of $25,000 with an interest rate of 10% and maturing upon the next closing of the Company’s financing. During the three-months ended March 31, 2015, the Company recognized interest expense of $1,307 and is included in the accompanying unaudited consolidated statements of operations. During the three months ended March 31, 2015, the Company repaid the entire principal balance and related interest.

8.	Warrants

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :	2015	2014
Risk-free interest rate at grant date	0.76%-1.09%	0.76%-1.10%
Expected stock price volatility	80%	80%
Expected dividend payout	—	—
Expected option life-years	(a)	(a)

(a) All warrants issued expire in 3-5 years.

Warrants issued pursuant to private placement

The Company issued 592,000 warrants in connection with a private placement consisting of shares of common stock during the three months ended March 31, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued concurrent with convertible notes

In connection with the issuance of its convertible notes, the Company issued 312,500 and 0 warrants to the noteholders during the three-month period ended March 31, 2015 and 2014, respectively. The Company accounts for the warrant valuation in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $83,172 and $0 during the three-month period ended March 31, 2015 and 2014, respectively, has been recognized as beneficial conversion feature and debt discount.

Warrants issued pursuant to settlement of promissory notes

The Company issued 9,375 and 3,125 warrants in the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share. There were no warrants issued pursuant to the settlement of promissory notes during the three months ended March 31, 2015.

Warrants issued for services

During the three months ended March 31, 2015, the Company issued 372,000 warrants valued at $179,991 for services rendered. 100,000 of the warrants issued have a 5 year term and expire in March 2020. These warrants are exercisable at a price of $3.00 per share. The remaining 272,000 of the warrants issued have a 3 year term and expire between December 2017 and December 2018. These warrants are exercisable at a price ranging between $1.25 and $3.00 per share.

The fair value of the detachable warrants issued for services and in connection with the issuance of convertible notes payable and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	March 31, 2015	December 31, 2014
Significant assumptions
Exercise Price	$1.00-$3.00	$1.00-$3.00
Market Price	$1.25	$1.25
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Risk-free interest rate	0.8-1.09%	0.76-1.10%
Terms (years)	3-5	3-5

9.	Commitments and Contingencies

Litigation

In the normal course of our business, we may periodically become subject to various lawsuits. Action was instituted March 11, 2015 by Chloe Kudler, by and through her guardian ad litem Lisa Kudler vs. The Grilled Truck, Inc., a Nevada corporation, The Brill Group, LLC, a California limited liability company, Justin Brill, et al. in the Ventura County Superior Court Case Number 56-2014-00459915-CU-PO-VTA.

It is claimed by Chloe Kudler that on March 20, 2014, a food product obtained from one of the trucks licensed by the Company was contaminated with Salmonella bacterium. The complaint is for product liability warranty of merchantability, negligence and negligent infliction of emotional distress.

The Brill Group has an exclusive license to operate certain licensed goods and services utilizing The Grilled Cheese Truck, Inc. intellectual property for an exclusive territory.

The Brill Group is defending the lawsuit and shall continue to defend that lawsuit.

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

10.	Stockholders’ Deficit

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

As of March 31, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Exercise of Warrants

During the three-month period ended March 31, 2015, warrants for 37,500 shares of the Company’s Common Stock were exercised for $2.00 per share, resulting in gross proceeds to the Company of $75,000.

Shares issued pursuant to Services

The Company issued to certain consultants 30,000 and 0 shares of its Common Stock in consideration for services rendered during the three-month period ended March 31, 2015 and 2014, respectively. The fair value of the shares amounted to $37,500 and $0 during the three-month period ended March 31, 2015 and 2014, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its last private placement.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 62,640 shares of its common stock upon conversion of convertible notes payable of $50,000 in principal and accrued interest of $12,640 during the three-months ended March 31, 2015.

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

The Company recorded share-based payment expenses amounting to $53,348 during the three months ended March 31, 2015 and 2014 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at March 31, 2015 and December 31, 2014, respectively. Each of the options are exercisable for a term of 10 years.

The total compensation cost related to options not yet recognized amounted to $296,971 at March 31, 2015, and the Company expects that it will be recognized over the remaining period of 17 months.

11.	Related Party Transactions

The related party transactions for the three month periods ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 are summarized below:

a.	TRIG Capital Advisory Agreement

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the three months ended March 31, 2015 and 2014, the Company incurred fees of $0 and $0, respectively. The Company has an accounts payable balance of $58,451 as of March 31, 2015 and December 31, 2014. This agreement lapsed in January 2014.

b.	Grandview Capital Advisory Agreement

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the year ended December 31, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $53,912 and $106,789 as of December 31, 2014 and 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the year ended December 31, 2013. The fair value of the warrants amounted to $152,978. As of March 31, 2015, the balance in accounts payable was $21,785.

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

c. Peter Goldstein Agreement

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

d.	Clark Group Agreement

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

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the three-month period ended March 31, 2015 and 2014, the Company incurred fees of $60,000 and had an accounts payable balance of $90,734 as of March 31, 2015 and December 31, 2014, respectively.

e.	Robert Y. Lee Agreement

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

f.	David Danhi Agreement

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

g.	PBNJ Advisory Agreement

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

h.	Algie Hodges Employment Agreement

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

12.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the three months ended March 31, 2015 and 2014, respectively.

Suppliers	Three-month period ended March 31, 2015	Three-month period ended March 31, 2014
A	17%	19%
B	16%	-

For the three-month period ended March 31, 2015, the Company had two supplier who accounted for approximately $106,000 of their purchases used for production or approximately 33% of total cost of sales for the period then ended. The amount payable to supplier B at March 31, 2015 amounted to $16,828.

For the three-month period ended March 31, 2014, the Company had one supplier who accounted for approximately $135,000 of their purchases used for production or approximately 19% of total cost of sales for the period then ended. The amount payable to Supplier A at March 31, 2014 amounted to $62,688.

13. Subsequent Events

Issuance of promissory notes payable and shares:

On April 3, 2015, warrants to purchase 12,000 shares of Common Stock were exercised at $2.08 per share, for an aggregate amount of $25,000.

On May 8, 2015, the Company issued a $75,000 convertible note payable, bearing interest at 10% and maturing June 30, 2016. The principal and accrued interest is convertible at the holder’s option at a price of $2.00 per share. In connection with the convertible note payable, the Company issued 37,500 warrants exercisable at price of $4.00 per share with a term of three years.

On April 20, 2015, the Company issued 140,250 shares to a consultant for services rendered.

On May 1, 2015, the Company entered into a Settlement Agreement with a third party to settle past due royalties and intellectual property licenses. In connection with the Settlement Agreement, the Company issued a $125,000 promissory note payable with interest of 12% per annum maturing on December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $4.00 per share exercisable for a three year term from the date of the note.

Others:

The Company approved to create a wholly-owned subsidiary, in the name of Grilled Cheese Military, Inc., (the “Military Subsidiary”), for the purpose of the performance of Company operations on military bases (the “Sub Formation”) on May 15, 2015.

The Board has determined it is necessary, advisable, and in the best interests of the Company and its shareholders, in furtherance of the Sub Formation, to enter into that certain Subscription Agreement by and between the Company and the Military Subsidiary (the “Subscription Agreement”) pursuant to which the Company will purchase one hundred (100) shares of common stock, par value $0.01, of the Military Subsidiary, for the consideration of one hundred dollars ($100.00) (the “Subscription”)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we qualify as an “emerging growth company” as defined in the JOBS Act, we have elected not to take advantage of certain exemptions from various reporting requirements that are available to “emerging growth companies.”

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

Results of Operations:

Three month period ended March 31, 2015 and 2014

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three-month period ended March 31, 2015	As a % of Revenue	Three- month period ended March 31, 2014	As a% of Revenue

Revenue:
Food truck sales	$370,796	65%	$513,297	81%
Catering and special events	192,259	34%	109,661	17%
Licensed truck	6,050	1%	11,105	2%
Total revenue	569,105	100%	634,063	100%

Cost of Sales:
Food and beverage	115,264	20%	180,063	28%
Food truck expenses	186,165	33%	389,509	61%
Commissary and kitchen expenses	23,718	4%	146,478	23%
Total cost of sales	325,147	57%	716,050	113%

Gross Profit (Loss)	243,958	43%	(81,987)	-13%

Operating Expenses:
General and administrative	1,029,045	181%	799,680	126%
Selling costs	67,662	12%	63,408	6%
Consulting expense – related parties	149,194	26%	65,625	11%
Depreciation	17,826	3%	21,760	3%
Bad debts	3,386	1%	—	0%
Total operating expenses	1,267,113	223%	923,473	146%

Loss From Operations	(1,023,155)	-180%	(1,005,460)	-159%

Other Income (Expenses):
Interest expense	(17,961)	-3%	(144,199)	-23%
Interest expense - related party	—	0%	(17,248)	-3%
Interest income	—	0%	6,218	1%
Amortization of debt discount	(35,782)	-6%	(14,333)	-2%
Amortization of deferred finance costs	(11,424)	-2%	(27,475)	-4%
Total Other Expense	(65,167)	-11%	(197,037)	-31%

Loss before provision for income tax	(1,088,322)	-191%	(1,202,497)	-190%

Provision for income tax (benefit) expense	—	0%	—	0%
Net loss	$(1,088,322)	-191%	$(1,202,497)	-190%

Revenue. The slight decrease in sales during the three month period ended March 31, 2015, when compared to the comparable prior year period, is primarily due to a seasonal decrease in the number of trucks. Catering and special events increased due to an increase in special events.

We believe our revenues for the remainder 2015 will increase as we expand into new markets and increase the number of trucks in operation.

Cost of sales. Cost of sales is mainly comprised of  food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The decrease in cost of sales is related to the decrease in the number of trucks in the first quarter of 2015, and the reduction of food and beverage costs, food truck expenses and commissary and kitchen expenses.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The decrease in food and beverage cost of sales and as a percentage of sales during the three-month period ended March 31, 2015, when compared to the comparable prior year period, is primarily related to a more efficient procurement and management of food costs and better purchasing practices as we gain experience in the management of our food and beverage related products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The decrease in food truck cost of sales was primarily reduction in the number of trucks utilized in the Company’s operations in Phoenix and Los Angeles. This decrease in food truck expenses was related to reducing the truck related expenses and truck staff personnel required to operate fewer trucks during the three month period ended March 31, 2015.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased during the three month period ended March 31, 2015 when compared to the comparable prior year period reducing the number of trucks in operations results in lower commissary and kitchen employees and due to better purchasing practices.

Gross profit. The change in gross profit relates to the decrease in the food and beverage costs as well as food truck expenses and kitchen expenses.

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses during the three-month period ended March 31, 2015 is primarily related to the expenses associated with the increased general and administrative expenses, consulting fees, professional fees and executive compensation, which are needed to expand the business and support its growing operations. Additionally, the increase in general and administrative expenses during the three-month period ended March 31, 2015 over those incurred during the three-month period ended March 31, 2014 is due to the value of stock compensation for consultants and executive compensation made during the three-month period ended March 31, 2015.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The increase in selling costs during the first quarter of 2015, when compared to the comparable prior year period, relates to certain marketing events held in Los Angeles, San Diego and Phoenix.

Consulting expense, related party. The increase in consulting expenses-related parties is primarily due in order to expand the business and support operations and capital market activities of the Company.

Depreciation. The decrease in depreciation relates to a decrease in property and equipment during the first quarter of 2015 as compared the same period in 2014.

Bad debts. During the three month period ended March 31, 2015, we reserved an allowance for doubtful accounts receivable of $3,386, as compared to $0 during the same period in 2014.

Other Income (Expenses). Other income (expenses) includes recognition of interest, amortization of debt discount and amortization of deferred financing costs. The changes in other income (expenses) are primarily due to a decrease in interest expense primarily attributable to the decrease in convertible note payable outstanding during the first quarter of 2015 as compared to the first quarter of 2014.

Net loss. Net loss for the three-month period ended March 31, 2015 decreased by $114,175 to a loss of $1,088,322 from a loss of $1,202,497 for the same period in 2014.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $49,100 and working capital deficiency of approximately $2.2 million at March 31, 2015. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and Common Stock purchase warrants and shares of our Common Stock. The Company’s net loss for the three-month period ended March 31, 2015 was approximately $1.1 million and our accumulated deficit amounts to $16.7 million as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three-month period ended March 31, 2015

Cash used in operations of $913,999 during the three-month period ended March 31, 2015 consists primarily of our net loss of approximately $1,088,322, adjusted by depreciation and amortization of approximately $18,000, and the fair value of options, warrants, and shares of our Common Stock of approximately $271,000. Additionally, our accounts payable and payroll related liabilities and accrued compensation, including payables to related parties, and accrued interest decreased by approximately $178,000 during the three-month period ended March 31, 2015.

Cash provided by financing activities of $615,000 during the three-month period ended March 31, 2015 consists primarily of proceeds generated from the issuance of shares of our Common Stock, convertible notes and promissory notes, which amounted to $700,000, offset by principal repayments of notes payable aggregating $25,000 and financing cost of $60,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating approximately $63,000.

Three-month period ended March 31, 2014

Cash used in operations of $638,631 during the three-month period ended March 31, 2014 consists primarily of our net loss of approximately $1.2 million, adjusted by depreciation and amortization of $63,568, fair value of shares of our common stock in excess of liabilities settled of $73,423 and fair value of options of $53,348. Additionally, our accounts payable and accrued compensation, included payables to related parties, and accrued interest increased by approximately $399,000 during the three-month period ended March 31, 2014, as we delayed payments with certain agreeable parties to keep a certain level of liquidity.

Cash provided by financing activities of $686,000 during the three-month period ended March 31, 2014 consists primarily of proceeds generated from the issuance of our common stock and a promissory note, which amounted to $740,000 and $50,000, respectively, offset by principal repayments of notes payable aggregating $94,000.

Financial Position

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $4,150,000 in senior secured notes, of which $3,200,000 was converted into shares of our Common Stock as of March 31, 2015, and approximately $3 million through the issuance of our shares of Common Stock. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital, significantly expanding the number of trucks, opening stores and paying professional fees.

Total assets decreased at March 31, 2015 primarily due to a decrease in cash of approximately $300,000.

Total liabilities increased by approximately $312,000, primarily from the issuance of convertible promissory notes.

Total stockholders’ deficit increased by approximately $597,000 during the three-month period ended March 31, 2015. This increase was primarily attributable to our net loss, offset by the issuance of shares of our common stock through the exercise of warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

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

Recently Issued Accounting Pronouncements

For Recently Issued Accounting Pronouncements, please refer to Note 3 – Summary of Significant Accounting Policies in notes to unaudited condensed consolidated financial statements.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. Action was instituted March 11, 2015 by Chloe Kudler, by and through her guardian ad litem Lisa Kudler vs. The Grilled Truck, Inc., a Nevada corporation, The Brill Group, LLC, a California limited liability company, Justin Brill, et al. in the Ventura County Superior Court Case Number 56-2014-00459915-CU-PO-VTA.

It is claimed by Chloe Kudler that on March 20, 2014, a food product obtained from one of the trucks licensed by the Company was contaminated with Salmonella bacterium. The complaint is for product liability warranty of merchantability, negligence and negligent infliction of emotional distress.

The Brill Group has an exclusive license to operate certain licensed goods and services utilizing The Grilled Cheese Truck, Inc, intellectual property for an exclusive territory.

The Brill Group, is defending the lawsuit and shall continue to defend that lawsuit.

Item 1A .Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2015 the Company completed its second closing of its best efforts private offering (the "10% Note Offering") of up to $5,000,000 of 10% Senior Convertible Promissory Notes (the "10% Notes"), whereby the Company issued to 2 accredited investors a 10% Note in the aggregate principal amount of $625,000, pursuant to a subscription agreement with the investors.

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

In addition, each purchaser of the 10% Notes shall receive a warrant (the "10% Warrants") to purchase 50,000 shares of Common Stock for every 10% Note purchased in the principal face amount of $100,000. Such 10% Warrants shall be exercisable for a period three years from the date of issuance at an exercise price of $4.00 per share. Accordingly, the Company issued a 10% Warrant to purchase 312,500 shares of Common Stock to the investors. The issuance of the 10% Notes and 10% Warrants qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a public offering.

In the three months ended March 31, 2015, the Company issued a total of 30,000 shares, at an average price of $1.25 per share, and 372,000 warrants, at an average exercise price of $2.76, in accordance with consulting agreements entered into in 2014 and 2015. The consulting agreements cover the provision of advisory services to the Company.

The issuances of the Company’s common stock and warrants for consulting services were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. The securities may not be resold by the holders unless such shares are registered or an exemption from registration is available.

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

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2015	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Algie Hodges
Algie Hodges
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 20, 2015	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

