Form 10-Q
period 2015-06-30
Grilled Cheese Truck, Inc.
filed 2015-08-19
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 19, 2015, there were 19,873,679 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

2

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$86,247	$348,099
Accounts receivable, net	53,781	7,966
Notes receivable	42,780	54,780
Prepaid expenses and other current assets	201,784	14,041
Total Current Assets	384,592	424,886

Property and equipment, net	234,000	240,652
Deferred finance costs, net	37,233	103
Other assets	93,306	87,755
TOTAL ASSETS	$749,131	$753,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$761,121	$953,023
Accounts payable - related parties	329,809	213,432
Payroll tax liabilities and accrued compensation	924,718	903,793
Accrued interest	102,977	56,915
Promissory notes	220,000	25,000
Convertible notes payable, net of debt discount	1,427,626	246,062
Total Current Liabilities	3,766,251	2,398,225

Long term portion of convertible notes payable, net	—	523,124
TOTAL LIABILITIES	3,766,251	2,921,349

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,873,678 and 19,591,288 shares issued and outstanding, respectively	19,873	19,591
Additional paid-in capital	14,429,813	13,441,442
Accumulated deficit	(17,466,806)	(15,628,986)
TOTAL STOCKHOLDERS’ DEFICIT	(3,017,120)	(2,167,953)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$749,131	$753,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30,
	2015	2014	2015	2014

NET REVENUES:
Food truck sales	$746,092	$749,696	$1,116,888	$1,262,993
Catering and special events	210,796	186,452	403,055	296,113
Licensing	3,464	8,786	9,514	19,891
TOTAL REVENUES	960,352	944,934	1,529,457	1,578,997

COST OF SALES:
Food and beverage	188,121	293,836	303,385	473,899
Food truck expenses	212,932	570,917	399,097	960,426
Commissary and kitchen expenses	64,652	105,552	88,370	252,030
TOTAL COST OF SALES	465,705	970,305	790,852	1,686,355

Gross Profit (Loss)	494,647	(25,371)	738,605	(107,358)

OPERATING EXPENSES:
General and administrative expenses	887,638	1,696,585	1,916,683	2,496,265
Selling costs	49,019	61,488	116,681	97,896
Consulting expense - related parties	137,601	65,625	286,795	131,250
Depreciation	17,826	17,776	35,652	39,536
Bad debts	—	—	3,386	—
TOTAL OPERATING EXPENSES	1,092,084	1,841,474	2,359,197	2,764,947

LOSS FROM OPERATIONS	(597,437)	(1,866,845)	(1,620,592)	(2,872,305)

Other Income (Expense)
Interest expense	(43,241)	(366,902)	(61,202)	(552,909)
Interest expense, related party	—	—	—	(17,248)
Loss on disposition of equipment	—	(38,000)	—	(38,000)
Interest income	—	4,800	—	11,018
Amortization of debt discount	(60,162)	—	(95,944)	—
Amortization of deferred financing costs	(11,446)	—	(22,870)	—
Loss on settlement of debt	(37,212)	—	(37,212)	—
TOTAL OTHER INCOME (EXPENSE)	(152,061)	(400,102)	(217,228)	(597,139)
LOSS BEFORE PROVISION FOR INCOME TAX	(749,498)	(2,266,947)	(1,837,820)	(3,469,444)
Provision for income tax (expense) benefit	—	—	—	—

NET LOSS	$(749,498)	$(2,266,947)	$(1,837,820)	$(3,469,444)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.17)	$(0.09)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	19,842,458	13,277,250	19,745,533	12,751,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,837,820)	$(3,469,444)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	35,652	39,536
Amortization of debt discount	95,944	108,437
Amortization of deferred financing costs	22,870	217,165
Fair value of shares of common stock and warrants exceeding liability satisfied	—	73,423
Fair value of options and warrants issued for services	275,697	398,039
Fair value of shares of common stock issued for services	37,500	277,188
Loss on disposition of equipment	—	38,000
Bad debt expense	3,386	—
Loss on settlement of debt	37,212	—
Changes in operating assets and liabilities:
Accounts receivable	(49,201)	(15,380)
Notes receivable	12,000	—
Prepaid expenses and other current assets	(71,743)	(21,949)
Other assets	(5,551)	—
Accounts payable and payroll tax liabilities and accrued compensation	(32,877)	746,515
Accounts payable - related party	116,377	61,998
Accrued interest	58,702	176,410
NET CASH USED IN OPERATING ACTIVITIES	(1,301,852)	(1,370,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of equipment	—	20,000
Purchases of fixed assets	(29,000)	(911)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(29,000)	19,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	834,000	125,000
Proceeds from promissory note	220,000	55,000
Payment of promissory note	(25,000)	—
Payment of note payable	—	(99,000)
Payment of financing costs	(60,000)	(10,000)
Proceeds from issuances of shares of common stock	100,000	2,280,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,069,000	2,351,625

Net (decrease) increase in cash and cash equivalents	(261,852)	1,000,652
Cash and cash equivalents, beginning of period	348,099	42,359
Cash and cash equivalents, end of period	$86,247	$1,043,011

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$6,000
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy promissory note and accrued interest related party	$—	$14,002
Common stock issued to satisfy promissory note and accrued interest	$—	$42,852
Common stock issued pursuant to conversion of convertible notes and accrued interest	$62,640	$3,591,328
Common stock issued for payment of accounts payable, accrued compensation and accounts payable- related party	$175,312	$598,706
Beneficial conversion feature	$337,504	$62,500
Vehicle sold and assignment of note payable	$—	$53,390
Note receivable on sale of vehicle	$—	$51,000
Receivable from issuance of convertible notes payable	$116,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL
STATEMENTS

JUNE 30, 2015

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

In May 2015, the Company formed a wholly-owned subsidiary, Grilled Cheese Military, Inc. (“Military Subsidiary”), a Nevada corporation. The purpose of the Military Subsidiary is the performance of Company operations on military bases. In May 2015, the Company entered into a subscription agreement with the Military Subsidiary pursuant to which the Company purchased 100 shares of common stock, par value of $0.001, of the Military Subsidiary for $1.00 per share for an aggregate total of $100. The Company consolidates the Military Subsidiary into the condensed consolidated financial statements.

2.	Going Concern and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $86,247 and working capital deficiency of $3,381,659, at June 30, 2015. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the six-month period ended June 30, 2015 was $1,837,820 and the deficit accumulated by the Company amounts to $17,466,806 as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheet presented as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 14, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month period ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

Accounts receivable are generally unsecured. The majority of the Company’s sales are in cash from truck stop sales. Receivables relate to catering and special event sales. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

g.	Revenue Recognition

The Company’s revenue is derived from three sources. The primary source is from truck stop sales and lesser portions are from catering and event services and licensed truck sales. Truck stop sales are primarily received in cash and revenue for these sales, net of sales tax, is reported at that time.

For catering and special event services, customers must sign and deliver the Company’s standard catering agreement with a minimum payment of 50% of the agreed upon price of the event. The remaining balance is due by credit card payment within 2 days of the event or cash on the day of the event. The initial 50% deposit is fully refundable until 14 days prior to the event, between 4 and 13 days prior to the event, the deposit is non-refundable and if the customer cancels within 3 days of the event, 100% of the agreed-upon price of the event is due. Revenue is recognized, net of sales tax, at the time goods and services are provided.

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

Advertising costs are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the six months ended June 30, 2015 and 2014 amounted to $44,281 and $12,886, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per ASC 260 “Earnings per Share”. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2015 and 2014 have been excluded from the per share computations:

	As of
	June 30,
	2015	2014

Convertible notes	1,348,778	561,667
Options issued to employee	1,000,000	1,000,000
Warrants	10,690,116	7,803,951
	13,038,894	9,365,618

j.	Income Taxes

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

The Company’s revenues in the statements of operations are net of sales taxes.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2015 and December 31, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2015 and December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

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

The Company adopted the provisions of ASC 718 “Compensation- Stock Compensation” (“ASC 718”). The Company estimates the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The Company determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted, exercised and cancelled. The Company believes the resulting binomial calculation provides a more refined estimate of the fair value of the Company’s employee stock options. For the Company’s employee stock purchase plan, the Company decided to continue to use the Black-Scholes model to calculate the estimated fair value.

p.	Recently Issued Accounting Standards

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-08

 In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

4.	Notes Receivable

The Company had promissory notes from licensees aggregating $42,780 and $54,780 outstanding at June 30, 2015 and December 31, 2014, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $0 and $0 of interest income in connection with such notes during the three and six-month period ended June 30, 2015, respectively.

5.	Property and Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
POS systems	$21,358	$21,358
Food service equipment	39,681	39,681
Truck equipment	5,346	5,346
Vehicles	277,926	248,926
Leasehold improvements	10,703	10,703
Computers	5,334	5,334
Furniture and fixtures	8,924	8,924
Total	369,272	340,272
Accumulated depreciation	(135,272)	(99,620)
Total	$234,000	$240,652

Depreciation expense for the six-month period ended June 30, 2015 and 2014 amounted to $35,652 and $39,536, respectively and for the three-month period ended June 30, 2015 and 2014 amounted to $17,826 and $17,776, respectively.

6.	Convertible Notes

The Company’s convertible promissory notes at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and June 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$320,000	$370,000
Convertible note payable, bearing interest at 10%, maturing June 18, 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	125,000
Convertible note payable, bearing interest at 10%, maturing June 30, 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	1,050,000	350,000
Convertible note payable, bearing interest at 12%, maturing December 31, 2015, principal and accrued interest convertible at the holder’s option at a price of $1.00 per share	250,000	—

Unamortized debt discount	(317,374)	(75,814)
Total	1,427,626	769,186
Less: Current portion	(1,427,626)	(246,062)
Long-term portion	$—	$523,124

The Company generated proceeds of $950,000 and $125,000 from the issuance of convertible promissory notes during the six-month period ended June 30, 2015 and 2014, respectively.

The Company issued 62,640 and 3,591,331 shares of its common stock to satisfy its obligations pursuant to convertible notes during the six months ended June 30, 2015 and 2014, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $62,640 and $3,591,328 during the six months ended June 30, 2015 and 2014, respectively.

In connection with the issuance of the convertible notes payable issued during the six-month period ended June 30, 2015, the Company granted 516,665 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price range between $1.50 and $4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $297,421 and $0 during the six-month periods ended June 30, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $180,016 and $552,909, including amortization of debt discount of $86,681 and $108,437 and amortization of deferred financing costs of $22,870 and $217,165, during the six-month periods ended June 30, 2015 and 2014, respectively.

The Company recognized interest expense of $114,849 and $366,902, including amortization of debt discount of $50,899 and $94,104 and amortization of deferred financing costs of $11,446 and $189,690, during the three-month periods ended June 30, 2015 and 2014, respectively.

7.	Promissory Notes Payable

On December 10, 2014, the Company issued an unsecured promissory note payable of $25,000 with an interest rate of 10% and maturing upon the next closing of the Company’s financing. During the six months ended June 30, 2015, the Company recognized interest expense of $1,307 and is included in the accompanying unaudited consolidated statements of operations. During the six months ended June 30, 2015, the Company repaid the entire principal balance and related interest.

On May 1, 2015, the Company entered into a Settlement Agreement with a third party to settle past due royalties and intellectual property licenses. In connection with the Settlement Agreement, the Company issued a $125,000 promissory note payable with interest of 12% per annum maturing on December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $4.00 per share and a three year term from the date of the note.

On May 21, 2015, the Company issued a $45,000 promissory note payable with interest of 12% per annum maturing on December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $4.00 per share and a three year term from the date of the note.

On June 4, 2015, the Company issued a $50,000 promissory note payable with interest of 12% per annum maturing on December 31, 2015.

In connection with the issuance of the promissory notes payable issued during the six-month period ended June 30, 2015, the Company granted 170,000 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price range of $4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $40,083 and $0 during the six-month periods ended June 30, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized amortization of debt discount of $9,263 and $0, during the six-month periods ended June 30, 2015 and 2014, respectively.

The Company recognized amortization of debt discount of $9,263 and $0, during the three-month periods ended June 30, 2015 and 2014, respectively.

8.	Warrants

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :	2015	2014
Risk-free interest rate at grant date	0.76%-1.10%	0.76%-1.10%
Expected stock price volatility	80%	80%
Expected dividend payout	—	—
Expected option life-years	(a)	(a)

(a) All warrants issued expire in 3-5 years.

Warrants issued pursuant to private placement

There were no warrants issued pursuant to private placement during the six months ended June 30, 2015. The Company issued 1,824,500 warrants in connection with a private placement consisting of shares of common stock during the six months ended June 30, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued concurrent with convertible and other notes

In connection with the issuance of its convertible notes, the Company issued 686,665 and 0 warrants to the noteholders during the six-month period ended June 30, 2015 and 2014, respectively. The Company accounts for the warrant valuation in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $337,504 and $62,500 during the six-month period ended June 30, 2015 and 2014, respectively, has been recognized as beneficial conversion feature and debt discount.

Warrants issued pursuant to settlement of promissory notes

There were no warrants issued pursuant to the settlement of promissory notes during the six months ended June 30, 2015. The Company issued 9,375 and 3,125 warrants in the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share.

Warrants issued for services

During the six months ended June 30, 2015, the Company issued 342,000 warrants valued at $168,408 for services rendered. 100,000 of the warrants issued have a 5 year term and expire in March 2020. These warrants are exercisable at a price of $3.00 per share. The remaining 242,000 of the warrants issued have a 3 year term and expire between December 2017 and December 2018. These warrants are exercisable at prices ranging between $1.25 and $3.00 per share.

The fair value of the detachable warrants issued for services and in connection with the issuance of convertible notes payable and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	June 30, 2015	December 31, 2014
Significant assumptions
Exercise Price	$1.00-$3.00	$1.00-$3.00
Market Price	$1.25	$1.25
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Risk-free interest rate	0.8-1.09%	0.76-1.10%
Terms (years)	3-5	3-5

9.	Commitments and Contingencies

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

Letter of Intent:

On January 27, 2015, The Grilled Cheese Truck, Inc. (the “Company”) entered into a letter of intent (the “Brinton LOI”) with DJ Brinton Lake, LLC, a Pennsylvania limited liability company (“Brinton”), whereby the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the terms of the Brinton LOI, the parties agreed that until March 31, 2015, Brinton will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Brinton Assets to any other third party. In addition, the Brinton LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Brinton obtaining any necessary consent to sell such Brinton Assets to the Company from Brinton’s franchisor or termination of any agreement that may prohibit the sale of the Brinton Assets. On March 31, 2015, the Company entered into an amendment to the Brinton LOI (the “Brinton Amendment”) between the Company and Brinton, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Brinton LOI remain unchanged. On May 31, 2015, the Company entered into an amendment to a letter of intent (the “Brinton Amendment 2”) between the Company and Brinton, dated as of January 27, 2015 (as amended on March 26, 2015, the “Brinton LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until July 31, 2015. The Company is currently conducting ongoing discussions with Brinton to extend the LOI. The remaining terms and conditions of the Brinton LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “King LOI”) with DJR King of Prussia, Inc., a Pennsylvania corporation (“King”), whereby the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the terms of the King LOI, the parties agreed that until March 31, 2015, King will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the King Assets to any other third party. In addition, the King LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, King obtaining any necessary consent to sell such King Assets to the Company from King’s franchisor or termination of any agreement that may prohibit the sale of the King Assets. On March 31, 2015, the Company also entered into an amendment to the King LOI (the “King Amendment”) between the Company and King, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the King LOI remain unchanged. On May 31, 2015, the Company also entered into an amendment to a letter of intent (the “King Amendment”) between the Company and DJR King of Prussia Plaza, Inc., a Pennsylvania corporation (“King”), dated as of January 27, 2015 (as amended on March 26, 2015, the “King LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until July 31, 2015. The Company is currently conducting ongoing discussions with King to extend the LOI. The remaining terms and conditions of the King LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “Square LOI”) with DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), whereby the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the terms of the Square LOI, the parties agreed that until March 31, 2015, Square will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Square Assets to any other third party. In addition, the Square LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Square obtaining any necessary consent to sell such Square Assets to the Company from Square’s franchisor or termination of any agreement that may prohibit the sale of the Square Assets. On March 31, 2015, the Company also entered into an amendment to the Square LOI (the “Square Amendment”) between the Company and Square, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Square LOI remain unchanged. On May 31, 2015, the Company also entered into an amendment to a letter of intent (the “Square Amendment”) between the Company and DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), dated as of January 27, 2015 (as amended on March 26, 2015, the “Square LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until July 31, 2015. The Company is currently conducting ongoing discussions with Square to extend the LOI. The remaining terms and conditions of the Square LOI remain unchanged.

Master Franchise Agreement:

On July 31, 2015, the Company entered into a side letter agreement (the “Franchise Side Letter”) between the Company and Soupman, Inc., a Delaware corporation (“Soupman”), which Franchise Side Letter confirmed the acceptance by the parties of a Master Franchise Agreement (“Franchise Agreement”) between the Company and Kiosk Concepts, Inc., a New York corporation and the franchising subsidiary of Soupman (together with Soupman, the “Franchisor”), which Franchise Agreement was included as an exhibit to the Franchise Side Letter. Pursuant to Franchise Agreement, Franchisor granted the Company (i) the exclusive right to establish and operate an independent business that sells and services “The Original Soupman” franchises (the “Franchises”) in North America (the “Territory”) and (ii) the right and obligation to market and sell independent Franchises to qualified individuals and persons (the “Sub-Franchisees), along with a license to use the methods, procedures and products developed by Franchisor in the business of selling and servicing the Franchises. The consummation of the franchising arrangement contemplated by the Franchise Agreement is subject to various conditions, including (i) a $100,000 payment by the Company to Soupman and (ii) regulatory approval by the State of New York of the franchise arrangements contemplated therein.

Under the Franchise Agreement, the Company shall pay Franchisor a monthly royalty fee based on revenue generated by the Sub-Franchisees equal to twenty-five percent (25%) of aggregate royalty fees paid to the Company by such Sub-Franchisees in the Territory. The Company shall also pay Soupman a franchise sales royalty fee for each Franchise it sells in the Territory equal to twenty-five percent (25%) of the initial franchise fee collected from each Sub-Franchisee. In order to maintain exclusivity in the Territory, the Company is also obligated to purchase a minimum amount soup from the Franchisor in accordance with a schedule of purchase obligations set forth in the Franchise Agreement. The Company and any Sub-Franchisees shall operate the Franchises in the Territory using the assumed trade name “The Original Soupman”, “The Original Soupman of [City]” and/or any other trade name designated by Franchisor. The Franchisor retains a security interest in and to all equipment, furniture, fixtures, inventory, supplies and vehicles used in connection with the Franchises.

The Franchise Agreement has a term of ten (10) years, with the Company having the option to renew the term for four (4) additional ten (10) year terms, upon written notice given by the Company to Franchisor not less than six (6) months nor more than twelve (12) months prior to the scheduled expiration date of the term then in effect. The Company’s right to renew the term of the Franchise Agreement is subject to certain conditions set forth in the Franchise Agreement including, but not limited to, the payment of a renewal fee in the sum of $10,000. The Franchise Agreement may be terminated by Franchisor immediately and without notice upon the Company’s insolvency, bankruptcy or the appointment of a receiver or other custodian for the Company’s business or assets. The Franchise Agreement may be terminated by Franchisor immediately upon receipt by the Company of notice from the Franchisor (as further described in the Franchise Agreement), upon the occurrence of any event of default under the Franchise Agreement, including, but not limited to, the abandonment of a Franchise by the Company without Franchisor’s consent, the Company’s breach of certain covenants set forth in the Franchise Agreement and failure to make timely payments to Franchisor.

10.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock consisting of 1,000,000 shares of Series A Convertible Preferred Stock $0.001 par value per share (“Series A Preferred Stock”), and 9,000,000 shares of blank check preferred stock, $0.001 par value per share.

Outstanding shares of Series A Preferred Stock, if any, shall automatically be converted into shares of Common Stock upon the earlier of (i) one year from the date of initial issuance of any shares of the Series A Preferred Stock at a conversion rate equal to $0.50 per share of Common Stock or (ii) the effectiveness of a registration statement filed with the SEC covering the resale of Common Stock issued by the Company in its next PIPE transaction (the “PIPE”).

As of June 30, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Exercise of Warrants

During the six-month period ended June 30, 2015, warrants for 49,500 shares of the Company’s Common Stock were exercised for an average of $2.02 per share, resulting in gross proceeds to the Company of $100,000.

Shares issued for Services

The Company issued to certain consultants 30,000 and 190,000 shares of its Common Stock in consideration for services rendered during the six-month period ended June 30, 2015 and 2014, respectively. The fair value of the shares amounted to $37,500 and $237,500 during the six-month period ended June 30, 2015 and 2014, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its last private placement.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 62,640 shares of its common stock upon conversion of convertible notes payable of $50,000 in principal and accrued interest of $12,640 during the six months ended June 30, 2015.

Shares issued pursuant to Satisfaction of Accounts Payable and Accrued Compensation

The Company issued to a consultant 140,250 shares of its Common Stock valued at $1.25 per share for a total of $175,312 in satisfaction of accounts payable totaling $138,100 resulting in a loss on settlement of debt of $37,212. The fair value of the price per share for the aforementioned transactions was based on the price per share of its last private placement.

Stock Compensation Plan

During September 2013, the Company adopted the 2013 Equity Plan (“2013 Plan”). An aggregate of 4,000,000 shares of our Common Stock are reserved for issuance under the 2013 Plan. The 2013 Plan may be administered, interpreted and constructed by the Board or a committee designated by the Board (the “Designee”). The 2013 Plan allows the Designee to grant stock options to employees, directors, senior management and consultants (under certain circumstances described in the 2013 Plan).

The Company recorded share-based payment expenses amounting to $53,941 and $107,289 during the three and six months ended June 30, 2015 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at June 30, 2015 and December 31, 2014, respectively. Each of the options are exercisable for a term of 10 years.

The total compensation cost related to options not yet recognized amounted to $243,030 at June 30, 2015, and the Company expects that it will be recognized over the remaining period of 14 months.

11.	Related Party Transactions

The related party transactions for the six month periods ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 are summarized below:

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the six months ended June 30, 2015 and 2014, the Company incurred fees of $0 and $0, respectively. The Company has an accounts payable balance of $58,451 as of June 30, 2015 and December 31, 2014. This agreement lapsed in January 2014.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the year ended December 31, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $53,912 and $106,789 as of December 31, 2014 and 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the year ended December 31, 2013. The fair value of the warrants amounted to $152,978. As of June 30, 2015, the balance in accounts payable was $21,785.

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

On November 18, 2014, the Company entered into Amendment No. 2 to the term sheet (the “Second Amended Clark Agreement”) with the Clark Group, which amends the term sheet with the Clark Group originally dated August 15, 2012 (the “Clark Agreement”), as amended by Amendment No. 1 dated September 6, 2013 (the “Amended Clark Agreement”). The Second Amended Clark Agreement provides that as of the date thereof, the Company shall issue to the Clark Group 500,000 warrants to purchase Common Stock, such warrants exercisable through December 31, 2016 at a price of $1.00 per share and without the condition that a certain number of veteran franchise agreements be executed (as set forth in the Clark Agreement). The Second Amended Clark Agreement has a term that continues through December 31, 2015. No other material amendments were made to Clark Group’s agreement with the Company.

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the six-month period ended June 30, 2015 and 2014, the Company incurred fees of $120,000 and had an accounts payable balance of $170,734 and $90,734 as of June 30, 2015 and December 31, 2014, respectively.

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

On November 18, 2014, the Company entered into Amendment No. 1 to its advisory agreement (the “Amended PBNJ Agreement”) with PBNJ Advisors, Inc. (“PBNJ”), which amends PBNJ’s advisory agreement dated April 14, 2014. The Amended PBNJ Agreement has a term that continues through December 31, 2015 and provides for compensation to PBNJ in the amount of 75,000 shares of Common Stock and 75,000 warrants to purchase Common Stock, such warrants exercisable for a period of 3 years at price of $2.00 per share. The Amended PBNJ Agreement also provides that both parties may terminate the agreement upon 30 days written notice. No other material amendments were made to PBNJ’s advisory agreement. On December 31, 2014, the Company entered into Amendment No. 2 to its advisory agreement (the “Amended #2 PBNJ Agreement”) with PBNJ, which amends PBNJ’s advisory agreement dated April 14, 2014. The Amended #2 PBNJ Agreement provides for compensation to PBNJ in the amount of 20,000 shares of Common Stock.

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

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the six months ended June 30, 2015 and 2014, respectively.

Suppliers	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
A	25%	19%
B	10%	—

For the six-month period ended June 30, 2015, the Company had two suppliers who accounted for approximately $106,000 of their purchases used for production or approximately 13% of total cost of sales for the period then ended. The amount payable to supplier A at June 30, 2015 amounted to $20,026 and amount payable to supplier B at June 30, 2015 amounted to $28,330.

For the six-month period ended June 30, 2014, the Company had one supplier who accounted for approximately $192,000 of their purchases used for production or approximately 11% of total cost of sales for the period then ended. The amount payable to Supplier A at June 30, 2014 amounted to $28,000.

13.	Subsequent Events

Issuance of promissory notes payable and shares:

On July 30, 2015, the Company issued a $25,000 promissory note payable with interest of 12% per annum maturing on September 30, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On August 6, 2015, the Company issued a $100,000 promissory note payable with interest of 12% per annum maturing on October 6, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

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

Results of Operations:

Three month and six month period ended June 30, 2015 and 2014

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three-month		Three-month		Increase/	Increase/	Six-month		Six-month		Increase/	Increase/
	period ended	As a % of	period ended	As a % of	Decrease in $	Decrease in %	period ended	As a % of	period ended	As a % of	Decrease in $	Decrease in %
	June 30, 2015	Revenues	June 30, 2014	Revenues	2015 vs 2014	2015 vs 2014	June 30, 2015	Revenues	June 30, 2014	Revenues	2015 vs 2014	2015 vs 2014

NET REVENUES:
Food truck sales	$746,092	78%	$749,696	79%	$(3,604)	0%	$1,116,888	73%	$1,262,993	80%	$(146,105)	-12%
Catering and special events	210,796	22%	186,452	20%	24,344	13%	403,055	26%	296,113	19%	106,942	36%
Licensing	3,464	0%	8,786	1%	(5,322)	-61%	9,514	1%	19,891	1%	(10,377)	-52%
TOTAL REVENUES	960,352	100%	944,934	100%	15,418	2%	1,529,457	100%	1,578,997	100%	(49,540)	-3%

COST OF SALES:
Food and beverage	188,121	20%	293,836	31%	(105,715)	-36%	303,385	20%	473,899	30%	(170,514)	-36%
Food truck expenses	212,932	22%	570,917	60%	(357,985)	-63%	399,097	26%	960,426	61%	(561,329)	-58%
Commissary and kitchen expenses	64,652	7%	105,552	11%	(40,900)	-39%	88,370	6%	252,030	16%	(163,660)	-65%
TOTAL COST OF SALES	465,705	48%	970,305	103%	(504,600)	-52%	790,852	52%	1,686,355	107%	(895,503)	-53%

Gross Profit (Loss)	494,647	52%	(25,371)	-3%	520,018	-2050%	738,605	48%	(107,358)	-7%	845,963	-788%

OPERATING EXPENSES:
General and administrative expenses	887,638	92%	1,696,585	180%	(808,947)	-48%	1,916,683	125%	2,496,265	158%	(579,582)	-23%
Selling costs	49,019	5%	61,488	7%	(12,469)	-20%	116,681	8%	97,896	6%	18,785	19%
Consulting expense - related parties	137,601	14%	65,625	7%	71,976	110%	286,795	19%	131,250	8%	155,545	119%
Depreciation	17,826	2%	17,776	2%	50	0%	35,652	2%	39,536	3%	(3,884)	-10%
Bad debts	—	0%	—	0%	—	0%	3,386	0%	—	0%	3,386	-100%
TOTAL OPERATING EXPENSES	1,092,084	114%	1,841,474	195%	(749,390)	-41%	2,359,197	154%	2,764,947	175%	(405,750)	-15%

LOSS FROM OPERATIONS	(597,437)	-62%	(1,866,845)	-198%	1,269,408	-68%	(1,620,592)	-106%	(2,872,305)	-182%	1,251,713	-44%

Other Income (Expense)
Interest expense	(43,241)	-5%	(366,902)	-39%	323,661	-88%	(61,202)	-4%	(552,909)	-35%	491,707	-89%
Interest expense, related party	—	0%	—	0%	—	0%	—	0%	(17,248)	-1%	17,248	-100%
Interest income	—	0%	(38,000)	-4%	38,000	-100%	—	0%	(38,000)	-2%	38,000	-100%
Amortization of debt discount	(60,162)	-6%	—	0%	(60,162)	100%	(95,944)	-6%	—	0%	(95,944)	100%
Amortization of deferred financing costs	(11,446)	-1%	—	0%	(11,446)	100%	(22,870)	-1%	—	0%	(22,870)	100%
Loss on settlement of debt	(37,212)	-4%	—	0%	(37,212)	100%	(37,212)	-2%	—	0%	(37,212)	100%
TOTAL OTHER INCOME (EXPENSE)	(152,061)	-16%	(400,102)	-42%	248,041	-62%	(217,228)	-14%	(597,139)	-38%	379,911	-64%
LOSS BEFORE PROVISION FOR INCOME TAX	(749,498)	-78%	(2,266,947)	-240%			(1,837,820)	-120%	(3,469,444)	-220%
Provision for income tax (expense) benefit	—		—		—		—		—		—

NET LOSS	$(749,498)	-78%	$(2,266,947)	-240%	$1,517,449	-67%	$(1,837,820)	-120%	$(3,469,444)	-220%	$1,631,624	-47%

Revenue. The slight decrease in food truck sales during the three and six month periods ended June 30, 2015, when compared to the comparable prior year period, is primarily due to a decrease in the number of trucks. Catering and special events increased due to an increase in special events. During the three and six month periods ended June 30, 2015, we operated with fewer vehicles at higher level of per truck revenue due to focusing our sales on better locations, more venues, larger scale events, and in turn reduced stops that were less profitable. The number of food trucks in operations was 5 during the six month period ended June 30, 2015, when compared to 8 during the comparable prior year period.

We believe our revenues for the remainder 2015 will increase as we expand into new markets and increase the number of trucks in operation.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The decrease in cost of sales is related to the decrease in the number of trucks in the three and six month periods ended June 30, 2015, and the reduction of food and beverage costs, food truck expenses and commissary and kitchen expenses.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The decrease in food and beverage cost of sales and as a percentage of sales during the three and six month periods ended June 30, 2015, when compared to the comparable prior year period, is primarily related to a more efficient procurement and management of food costs and better purchasing and inventory management practices as we gain experience in the management of our food and beverage related products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The decrease in food truck cost of sales was primarily reduction in the number of trucks utilized in the Company’s operations in Phoenix and Los Angeles. This decrease in food truck expenses was related to reducing the truck related expenses and truck staff personnel required to operate fewer trucks during the three and six month periods ended June 30, 2015. Food truck labor has been greatly reduced due to our management team restructuring and reorganizing the operating departments. We have reduced hourly & salaried staff down by an average of 35% and schedule management resulting in less overtime pay which has improved productivity in all employees and it breeds a sense of ownership & accountability.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased during the three and six month periods ended June 30, 2015 when compared to the comparable prior year period reducing the number of trucks in operations results in lower commissary and kitchen employees and due to better purchasing practices.

Gross profit. The increase in gross profit relates to the decrease in the food and beverage costs as well as food truck expenses and kitchen expenses.

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The decrease in general and administrative expenses during the three and six month periods ended June 30, 2015 is primarily related to the expenses associated with the increased general and administrative expenses, consulting fees, professional fees and executive compensation, which were needed to expand the business and support its growing operations and prepare the Company for public trading, which were mostly incurred during the six month period ended June 30, 2014.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The increase in selling costs during the six month period ended June 30, 2015, when compared to the comparable prior year period, while there was a decrease in selling costs during the three month period ended June 30, 2015, when compared to the comparable prior year period, relates to a higher number of marketing events held in Los Angeles, San Diego and Phoenix, which occurred primarily in the first quarter of 2015.

Consulting expense, related party. The increase in consulting expenses-related parties is primarily due in order to expand the business and support operations and capital market activities of the Company.

Depreciation. The decrease in depreciation relates to a decrease in property and equipment during the six months ended June 30, 2015 as compared the same period in 2014.

Bad debts. During the six month period ended June 30, 2015, we reserved an allowance for doubtful accounts receivable of $3,386, as compared to $0 during the same period in 2014.

Other Income (Expenses). Other income (expenses) includes recognition of interest, amortization of debt discount and amortization of deferred financing costs. The changes in other income (expenses) are primarily due to a decrease in interest expense primarily attributable to the decrease in convertible note payable outstanding during the three and six month periods ended June 30, 2015 as compared to the three and six month periods ended June 30, 2014.

Net loss. Net loss for the six-month period ended June 30, 2015 decreased by $1,631,624 to a loss of $1,837,820 from a loss of $3,469,444 for the same period in 2014.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $86,247 and working capital deficiency of approximately $3.4 million at June 30, 2015. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and Common Stock purchase warrants and shares of our Common Stock. The Company’s net loss for the six-month period ended June 30, 2015 was approximately $1.8 million and our accumulated deficit amounts to $17.5 million as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible loans and by the sale of Common Stock and through private placement offerings.

Six-month period ended June 30, 2015

Cash used in operations of $1,301,852 during the six-month period ended June 30, 2015 consists primarily of our net loss of approximately $1,838,000, adjusted by depreciation and amortization of approximately $155,000, and the fair value of options, warrants, and shares of our Common Stock of approximately $313,000. Additionally, our accounts payable and payroll related liabilities and accrued compensation, including payables to related parties, and accrued interest increased by approximately $142,000 during the six-month period ended June 30, 2015.

Cash used in investing activities of $29,000 during the six-month period ended June 30, 2015 consists primarily of our purchase of a truck to be used by our Military Subsidiary.

Cash provided by financing activities of $1,069,000 during the six-month period ended June 30, 2015 consists primarily of proceeds generated from the issuance of shares of our Common Stock, convertible notes and promissory notes, which amounted to $1,054,000, offset by principal repayments of notes payable aggregating $25,000 and financing cost of $60,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating approximately $100,000.

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

Financial Position

The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $4,475,000 in senior secured notes, of which $3,200,000 was converted into shares of our Common Stock as of June 30, 2015, and approximately $3 million through the issuance of our shares of Common Stock. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital, significantly expanding the number of trucks, opening stores and paying professional fees.

Total assets decreased by approximately $4,000, at June 30, 2015.

Total liabilities increased by approximately $845,000, primarily from the issuance of convertible promissory notes.

Total stockholders’ deficit increased by approximately $849,000 during the six-month period ended June 30, 2015. This increase was primarily attributable to our net loss, offset by the issuance of shares of our common stock through the exercise of warrants, fair value of options and warrants issued for services and beneficial conversion feature on convertible notes payable and warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2015, the Company completed its closing of its best efforts private offering (the “12% Note Offering”) of up to $1,000,000 of 12% Senior Convertible Promissory Notes (the “12% Notes”), whereby the Company issued to 5 accredited investors a 12% Note in the aggregate principal amount of $250,000, pursuant to a subscription agreement with the investors.

The 12% Notes mature on December 31, 2015 (the “Maturity Date”), unless voluntarily converted by the purchaser. Prior to the Maturity Date, the 12% Notes are subject to a voluntary conversion at the election of the purchaser, whereby the purchaser may elect to convert the principal amount of the 12% Note, including all accrued but unpaid interests, into restricted shares of Common Stock at a conversion price of $1.00 per share (subject to adjustment for stock splits, stock dividends or similar events).

In addition, each purchaser of the 12% Notes shall receive a warrant (the “12% Warrants”) to purchase 33,333 shares of Common Stock for every 12% Note purchased in the principal face amount of $50,000. Such 12% Warrants shall be exercisable for a period three years from the date of issuance at an exercise price of $1.50 per share. Accordingly, the Company issued a 12% Warrant to purchase 166,665 shares of Common Stock to the investors. The issuance of the 12% Notes and 12% Warrants qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a public offering.

On May 8, 2015, the Company completed its third closing of its best efforts private offering of up to $5,000,000 of its 10% Senior Convertible Promissory Notes (the “10% Notes”), whereby the Company issued to an accredited investor a 10% Note in the aggregate principal amount of $75,000, pursuant to a subscription agreement with the investor.

The 10% Note matures on June 30, 2016 (the “Maturity Date”), unless voluntarily converted by the purchaser. Prior to the Maturity Date, the 10% Note is subject to a voluntary conversion at the election of the purchaser, whereby the purchaser may elect to convert the principal amount of the 10% Note, including all accrued but unpaid interests, into restricted shares of Common Stock at a conversion price of $2.00 per share (subject to adjustment for stock splits, stock dividends or similar events).

In addition, each purchaser of the 10% Note shall receive a warrant (the “10% Warrants”) to purchase 50,000 shares of Common Stock for every 10% Note purchased in the principal face amount of $100,000. Such 10% Warrants shall be exercisable for a period three years from the date of issuance at an exercise price of $4.00 per share. Accordingly, the Company issued a 10% Warrant to purchase 37,500 shares of Common Stock to the investor. The issuance of the 10% Notes and 10% Warrants qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a public offering.

In the three months ended June 30, 2015, the Company issued a total of 140,250 shares, at an average price of $1.25 per share, to satisfy accounts payable.

The issuances of the Company’s common stock to satisfy accounts payable were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. The securities may not be resold by the holders unless such shares are registered or an exemption from registration is available.

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

Date: August 19, 2015	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Algie Hodges
Algie Hodges
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2015	THE GRILLED CHEESE TRUCK, INC .

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

