Form 10-Q
period 2015-09-30
Grilled Cheese Truck, Inc.
filed 2015-11-23
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 20, 2015, there were 19,873,679 outstanding shares of common stock, par value $0.001 per share, of the issuer.

Form 10-Q Quarterly Report

2

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$348,099
Accounts receivable, net	67,792	7,966
Notes receivable	42,780	54,780
Prepaid expenses and other current assets	43,188	14,041
Total Current Assets	153,760	424,886

Property and equipment, net	214,104	240,652
Deferred finance costs, net	25,660	103
Intangible assets, net	100,000	-
Other assets	94,706	87,755
TOTAL ASSETS	$588,230	$753,396

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$914,092	$953,023
Accounts payable - related parties	484,660	213,432
Payroll tax liabilities	1,010,763	763,449
Accrued compensation	524,811	140,344
Accrued interest	153,173	56,915
Promissory notes, net of debt discount	320,412	25,000
Convertible notes payable, net of debt discount	1,506,031	246,062
Total Current Liabilities	4,913,942	2,398,225

Long term portion of convertible notes payable, net	-	523,124
TOTAL LIABILITIES	4,913,942	2,921,349

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,873,678 and 19,591,288 shares issued and outstanding, respectively	19,873	19,591
Additional paid-in capital	14,466,393	13,441,442
Accumulated deficit	(18,811,978)	(15,628,986)
TOTAL STOCKHOLDERS' DEFICIT	(4,325,712)	(2,167,953)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$588,230	$753,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET REVENUES:
Food truck sales	$509,341	$585,211	$1,626,229	$1,848,204
Catering and special events	112,316	194,390	515,371	490,503
Licensing	8,484	215,994	17,998	235,885
TOTAL REVENUES	630,141	995,595	2,159,598	2,574,592

COST OF SALES:
Food and beverage	161,619	255,297	465,004	729,196
Food truck expenses	278,885	540,481	677,982	1,500,907
Commissary and kitchen expenses	51,128	124,766	139,498	376,796
TOTAL COST OF SALES	491,632	920,544	1,282,484	2,606,899

Gross Profit (Loss)	138,509	75,051	877,114	(32,307)

OPERATING EXPENSES:
General and administrative expenses	1,114,890	769,785	3,031,573	3,266,050
Selling costs	30,824	55,004	147,505	152,900
Consulting expense - related parties	148,489	116,525	435,284	247,775
Depreciation	20,846	17,777	56,498	57,313
Bad debts	-	-	3,386	-
TOTAL OPERATING EXPENSES	1,315,049	959,091	3,674,246	3,724,038

LOSS FROM OPERATIONS	(1,176,540)	(884,040)	(2,797,132)	(3,756,345)

Other Income (Expense)
Interest expense	(50,196)	(49,349)	(111,398)	(602,258)
Interest expense, related party	-	-	-	(17,248)
Loss on disposition of equipment	-	(5,800)	-	(43,800)
Interest income	-	-	-	11,018
Amortization of debt discount	(106,863)	-	(202,807)	-
Amortization of deferred financing costs	(11,573)	-	(34,443)	-
Loss on settlement of debt	-	-	(37,212)	-
TOTAL OTHER INCOME (EXPENSE)	(168,632)	(55,149)	(385,860)	(652,288)
LOSS BEFORE PROVISION FOR INCOME TAX	(1,345,172)	(939,189)	(3,182,992)	(4,408,633)
Provision for income tax (expense) benefit	-	-	-	-

NET LOSS	$(1,345,172)	$(939,189)	$(3,182,992)	$(4,408,633)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.05)	$(0.16)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	19,873,678	18,036,520	19,788,717	14,530,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,182,992)	$(4,408,633)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	56,498	57,313
Amortization of debt discount	202,807	99,190
Amortization of deferred financing costs	34,443	227,213
Fair value of shares of common stock and warrants exceeding liability satisfied	-	70,234
Fair value of options and warrants issued for services	330,231	456,613
Fair value of shares of common stock issued for services	37,500	277,188
Loss on disposition of equipment	-	43,800
Bad debt expense	3,386	-
Loss on settlement of debt	37,212	-
Changes in operating assets and liabilities:
Accounts receivable	(63,212)	(33,990)
Notes receivable	12,000	-
Prepaid expenses and other current assets	(29,147)	(18,893)
Other assets	(6,951)	-
Accounts payable and payroll tax liabilities and accrued compensation	730,950	579,689
Accounts payable - related party	271,228	127,923
Accrued interest	108,898	188,887
NET CASH USED IN OPERATING ACTIVITIES	(1,457,149)	(2,333,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of equipment	-	25,000
Purchase of intangible assets	(100,000)	-
Purchases of fixed assets	(29,950)	(4,271)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(129,950)	20,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	834,000	125,000
Proceeds from promissory note	390,000	55,000
Payment of promissory note	(25,000)	-
Payment of note payable	-	(99,000)
Payment of financing costs	(60,000)	(10,000)
Proceeds from issuances of shares of common stock	100,000	2,280,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,239,000	2,351,625

Net (decrease) increase in cash and cash equivalents	(348,099)	38,888
Cash and cash equivalents, beginning of period	348,099	42,359
Cash and cash equivalents, end of period	$-	$81,247

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$6,000
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy promissory note and accrued interest related party	$-	$14,002
Common stock issued to satisfy promissory note and accrued interest	$-	$42,852
Common stock issued pursuant to conversion of convertible notes and accrued interest	$62,640	$3,620,697
Common stock issued for payment of accounts payable, accrued compensation and accounts payable- related party	$175,312	$711,519
Beneficial conversion feature	$319,550	$62,500
Vehicle sold and assignment of note payable	$-	$53,390
Note receivable on sale of vehicle	$-	$51,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Grilled Cheese Truck, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL
STATEMENTS

SEPTEMBER 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash of $0 and working capital deficiency of $4,760,182, at September 30, 2015. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the nine-month period ended September 30, 2015 was $3,182,992 and the deficit accumulated by the Company amounts to $18,811,978 as of September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheet presented as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 14, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month period ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

Advertising costs are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the nine-month period ended September 30, 2015 and 2014 amounted to $50,155 and $23,471, respectively.

i.	Earnings (loss) per common share

The Company utilizes the guidance per ASC 260 “Earnings per Share”. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2015 and 2014 have been excluded from the per share computations:

	As of
	September 30,
	2015	2014

Convertible notes	1,261,599	536,667
Options issued to employee	1,000,000	1,000,000
Warrants	10,782,784	7,811,951
	13,044,383	9,348,618

j.	Income Taxes

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2015 and December 31, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2015 and December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

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

The Company had promissory notes from licensees aggregating $42,780 and $54,780 outstanding at September 30, 2015 and December 31, 2014, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $0 and $0 of interest income in connection with such notes during the three and nine-month period ended September 30, 2015, respectively.

5.	Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
POS systems	$21,358	$21,358
Food service equipment	39,681	39,681
Truck equipment	5,346	5,346
Vehicles	277,926	248,926
Leasehold improvements	10,703	10,703
Computers	5,452	5,334
Furniture and fixtures	9,874	8,924
Total	370,340	340,272
Accumulated depreciation	(156,236)	(99,620)
Total	$214,104	$240,652

Depreciation expense for the nine-month period ended September 30, 2015 and 2014 amounted to $56,498 and $57,313, respectively and for the three-month period ended September 30, 2015 and 2014 amounted to $20,846 and $17,777, respectively.

6.	Convertible Notes

The Company’s convertible promissory notes at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and June 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$320,000	$370,000
Convertible note payable, bearing interest at 10%, maturing June 18, 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	125,000
Convertible note payable, bearing interest at 10%, maturing June 30, 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	1,050,000	350,000
Convertible note payable, bearing interest at 12%, maturing December 31, 2015, principal and accrued interest convertible at the holder’s option at a price of $1.00 per share	134,000	—
Total	1,629,000	845,000
Unamortized debt discount	(122,969)	(75,814)
Total	1,506,031	769,186
Less: Current portion	(1,506,031)	(246,062)
Long-term portion	$—	$523,124

The Company generated proceeds of $834,000 and $125,000 from the issuance of convertible promissory notes during the nine-month period ended September 30, 2015 and 2014, respectively.

The Company issued 62,640 and 3,620,700 shares of its common stock to satisfy its obligations pursuant to convertible notes during the nine-month period ended September 30, 2015 and 2014, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $62,640 and $3,620,697 during the nine-month period ended September 30, 2015 and 2014, respectively.

In connection with the issuance of the convertible notes payable issued during the nine-month period ended September 30, 2015, the Company granted 439,333 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price range between $1.50 and $4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $202,680 and $62,500 during the nine-month period ended September 30, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $348,648 and $602,258, including amortization of debt discount of $155,524 and $99,190 and amortization of deferred financing costs of $34,443 and $227,213, during the nine-month period ended September 30, 2015 and 2014, respectively.

The Company recognized interest expense of $168,632 and $49,349, including amortization of debt discount of $68,843 and $0 and amortization of deferred financing costs of $11,573 and $0, during the three-month period ended September 30, 2015 and 2014, respectively.

7.	Promissory Notes Payable

The Company’s promissory notes at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Promissory notes	$390,000	$25,000
Unamortized debt discount	(69,588)	-
Total	320,412	25,000
Less: Current portion	(320,412)	(25,000)
Long-term portion	$—	$-

On December 10, 2014, the Company issued an unsecured promissory note payable of $25,000 with an interest rate of 10% and maturing upon the next closing of the Company’s financing. During the nine-month period ended September 30, 2015, the Company recognized interest expense of $1,307 and is included in the accompanying unaudited consolidated statements of operations. During the nine-month period ended September 30, 2015, the Company repaid the entire principal balance and related interest.

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

On July 30, 2015, the Company issued a $25,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On August 6, 2015, the Company issued a $100,000 promissory note payable with interest of 12% per annum maturing on October 6, 2015. The maturity date was extended to December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On August 14, 2015, the Company issued a $5,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On August 18, 2015, the Company issued a $10,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On September 17, 2015, the Company issued a $10,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On September 21, 2015, the Company issued a $20,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

In connection with the issuance of the promissory notes payable issued during the nine-month period ended September 30, 2015, the Company granted 340,000 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price range of $2.00 - $4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $116,871 and $0 during the nine-month periods ended September 30, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized amortization of debt discount of $47,283 and $0, during the nine-month periods ended September 30, 2015 and 2014, respectively.

The Company recognized amortization of debt discount of $38,020 and $0, during the three-month periods ended September 30, 2015 and 2014, respectively.

8.	Warrants

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :	2015	2014
Risk-free interest rate at grant date	0.76%-1.10%	0.60%-0.85%
Expected stock price volatility	80%-113.60%	80%
Expected dividend payout	—	—
Expected option life-years	(a)	(a)

(a) All warrants issued expire in 3-5 years.

Warrants issued pursuant to private placement

There were no warrants issued pursuant to private placement during the nine months ended September 30, 2015. The Company issued 1,824,500 warrants in connection with a private placement consisting of shares of common stock during the nine months ended September 30, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued concurrent with convertible and other notes

In connection with the issuance of its convertible notes and promissory notes, the Company issued 779,333 and 166,667 warrants to the noteholders during the nine-month period ended September 30, 2015 and 2014, respectively. The Company accounts for the warrant valuation in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $319,550 and $62,500 during the nine-month period ended September 30, 2015 and 2014, respectively, has been recognized as beneficial conversion feature and debt discount.

Warrants issued pursuant to settlement of promissory notes

There were no warrants issued pursuant to the settlement of promissory notes during the nine months ended September 30, 2015. The Company issued 9,375 and 3,125 warrants in the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share.

Warrants issued for services

During the nine months ended September 30, 2015, the Company issued 342,000 warrants valued at $168,408 for services rendered. 100,000 of the warrants issued have a 5 year term and expire in March 2020. These warrants are exercisable at a price of $3.00 per share. The remaining 242,000 of the warrants issued have a 3 year term and expire between December 2017 and December 2018. These warrants are exercisable at prices ranging between $1.25 and $3.00 per share.

The fair value of the detachable warrants issued for services and in connection with the issuance of convertible notes payable and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	September 30, 2015	December 31, 2014
Significant assumptions
Exercise Price	$1.00-$3.00	$1.00-$3.00
Market Price	$1.25-1.42	$1.25
Expected stock volatility	80%	80%
Expected dividend payout	0%	0%
Risk-free interest rate	0.8-1.09%	0.76-1.10%
Terms (years)	3-5	3-5

9.	Commitments and Contingencies

Litigation

In the normal course of our business, we may periodically become subject to various lawsuits. Action was instituted March 11, 2015 by Chloe Kudler, by and through her guardian ad litem Lisa Kudler vs. The Grilled Truck, Inc., a Nevada corporation, The Brill Group, LLC, a California limited liability company, Justin Brill, et al. in the Ventura County Superior Court Case Number 56-2014-00459915-CU-PO-VTA. The case was dismissed on August 21, 2015.

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Contingency related to outstanding payroll tax liabilities:

As of September 30, 2015, the Company has payroll tax liabilities of approximately $1,011,000 due to federal and various state taxing authorities, which is included in payroll tax liabilities on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

Letter of Intent:

On January 27, 2015, The Grilled Cheese Truck, Inc. (the “Company”) entered into a letter of intent (the “Brinton LOI”) with DJ Brinton Lake, LLC, a Pennsylvania limited liability company (“Brinton”), whereby the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the terms of the Brinton LOI, the parties agreed that until March 31, 2015, Brinton will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Brinton Assets to any other third party. In addition, the Brinton LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Brinton obtaining any necessary consent to sell such Brinton Assets to the Company from Brinton’s franchisor or termination of any agreement that may prohibit the sale of the Brinton Assets. On March 31, 2015, the Company entered into an amendment to the Brinton LOI (the “Brinton Amendment”) between the Company and Brinton, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Brinton LOI remain unchanged. On May 31, 2015, the Company entered into an amendment to a letter of intent (the “Brinton Amendment 2”) between the Company and Brinton, dated as of January 27, 2015 (as amended on March 26, 2015, the “Brinton LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Brinton (the “Brinton Assets”). Pursuant to the Brinton LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), Brinton will not enter into negotiations with any third party for the sale of the Brinton Assets. Under the Brinton Amendment, the parties agreed to extend the Expiration Date until October 31, 2015. The Company is currently conducting ongoing discussions with Brinton to extend the LOI. The remaining terms and conditions of the Brinton LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “King LOI”) with DJR King of Prussia, Inc., a Pennsylvania corporation (“King”), whereby the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the terms of the King LOI, the parties agreed that until March 31, 2015, King will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the King Assets to any other third party. In addition, the King LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, King obtaining any necessary consent to sell such King Assets to the Company from King’s franchisor or termination of any agreement that may prohibit the sale of the King Assets. On March 31, 2015, the Company also entered into an amendment to the King LOI (the “King Amendment”) between the Company and King, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the King LOI remain unchanged. On May 31, 2015, the Company also entered into an amendment to a letter of intent (the “King Amendment”) between the Company and DJR King of Prussia Plaza, Inc., a Pennsylvania corporation (“King”), dated as of January 27, 2015 (as amended on March 26, 2015, the “King LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of King (the “King Assets”). Pursuant to the King LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), King will not enter into negotiations with any third party for the sale of the King Assets. Under the King Amendment, the parties agreed to extend the Expiration Date until October 31, 2015. The Company is currently conducting ongoing discussions with King to extend the LOI. The remaining terms and conditions of the King LOI remain unchanged.

On January 27, 2015, the Company also entered into a letter of intent (the “Square LOI”) with DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), whereby the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the terms of the Square LOI, the parties agreed that until March 31, 2015, Square will not negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of the Square Assets to any other third party. In addition, the Square LOI included a non-binding term sheet describing terms of the acquisition and that the parties agreed to further negotiate and reduce such terms to a definitive purchase agreement. The execution and delivery of the definitive purchase agreement will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, Square obtaining any necessary consent to sell such Square Assets to the Company from Square’s franchisor or termination of any agreement that may prohibit the sale of the Square Assets. On March 31, 2015, the Company also entered into an amendment to the Square LOI (the “Square Amendment”) between the Company and Square, pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until March 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until May 31, 2015. The remaining terms and conditions of the Square LOI remain unchanged. On May 31, 2015, the Company also entered into an amendment to a letter of intent (the “Square Amendment”) between the Company and DJR Suburban Square, Inc., a Pennsylvania corporation (“Square”), dated as of January 27, 2015 (as amended on March 26, 2015, the “Square LOI”), pursuant to which the Company intends to acquire all, or substantially all, of the related assets of Square (the “Square Assets”). Pursuant to the Square LOI, the parties agreed that until May 31, 2015 (the “Expiration Date”), Square will not enter into negotiations with any third party for the sale of the Square Assets. Under the Square Amendment, the parties agreed to extend the Expiration Date until October 31, 2015. The Company is currently conducting ongoing discussions with Square to extend the LOI. The remaining terms and conditions of the Square LOI remain unchanged.

Master Franchise Agreement:

On July 31, 2015, the Company entered into a side letter agreement (the “Franchise Side Letter”) between the Company and Soupman, Inc., a Delaware corporation (“Soupman”), which Franchise Side Letter confirmed the acceptance by the parties of a Master Franchise Agreement (“Franchise Agreement”) between the Company and Kiosk Concepts, Inc., a New York corporation and the franchising subsidiary of Soupman (together with Soupman, the “Franchisor”), which Franchise Agreement was included as an exhibit to the Franchise Side Letter. Pursuant to Franchise Agreement, Franchisor granted the Company (i) the exclusive right to establish and operate an independent business that sells and services “The Original Soupman” franchises (the “Franchises”) in North America (the “Territory”) and (ii) the right and obligation to market and sell independent Franchises to qualified individuals and persons (the “Sub-Franchisees), along with a license to use the methods, procedures and products developed by Franchisor in the business of selling and servicing the Franchises. The consummation of the franchising arrangement contemplated by the Franchise Agreement is subject to various conditions, including (i) a $100,000 payment by the Company to Soupman and (ii) regulatory approval by the State of New York of the franchise arrangements contemplated therein. On August 8, 2015, a third party made a payment of $100,000 on behalf of the Company and the Company issued the third party a promissory note of $100,000. Also on September 16, 2015, regulatory approval was granted by the State of New York, with regards to the franchise arrangements, thereby consummating the Franchise Agreement with Franchisor.

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

Pursuant to Franchise Agreement, on November 16, 2015, the Company agreed to pay the Franchisor a total of $500,000 as follows: $100,000 on August 8, 2015, $250,000 on November 24, 2015, $50,000 on or before May 24, 2016, $50,000 on or before November 24, 2016 and $50,000 on or before May 24, 2017.

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

As of September 30, 2015 and December 31, 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Exercise of Warrants

During the nine-month period ended September 30, 2015, warrants for 49,500 shares of the Company’s Common Stock were exercised for an average of $2.02 per share, resulting in gross proceeds to the Company of $100,000.

Shares issued for Services

The Company issued to certain consultants 30,000 and 190,000 shares of its Common Stock in consideration for services rendered during the nine-month period ended September 30, 2015 and 2014, respectively. The fair value of the shares amounted to $37,500 and $237,500 during the nine-month period ended September 30, 2015 and 2014, respectively. The fair value of the price per share for the aforementioned transactions was based on the price per share of its last private placement.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 62,640 shares of its Common Stock upon conversion of convertible notes payable of $50,000 in principal and accrued interest of $12,640 during the nine months ended September 30, 2015.

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

The Company recorded share-based payment expenses amounting to $54,534 and $161,823 during the three and nine months ended September 30, 2015 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at September 30, 2015 and December 31, 2014, respectively. Each of the options are exercisable for a term of 10 years.

The total compensation cost related to options not yet recognized amounted to $188,497 at September 30, 2015, and the Company expects that it will be recognized over the remaining period of 11 months.

11.	Related Party Transactions

The related party transactions for the nine month periods ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014 are summarized below:

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

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the nine months ended September 30, 2015 and 2014, the Company incurred fees of $0 and $0, respectively. The Company has an accounts payable balance of $58,451 as of September 30, 2015 and December 31, 2014. This agreement lapsed in January 2014.

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

The Company will pay Grandview $10,000 per month for a period of 18 months. In the event that the Company enters into any transaction involving a sale of the Company or the sale of any substantial or material assets within 36 months of the date of the Grandview Advisory Agreement, Grandview will receive a fee between two (2%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Additionally, the Company paid Grandview a cash success fee of $40,000 upon the consummation of the initial closing of the 2012 private placement offering and an additional cash success fee of $40,000 upon the final closing of the 2012 private placement offering. During the year ended December 31, 2013, the Company incurred fees of $90,000 and has an accounts payable balance of $53,912 and $106,789 as of December 31, 2014 and 2013, respectively. Additionally, the Company issued 330,000 warrants to Grandview as one of the private placement agents during the year ended December 31, 2013. The fair value of the warrants amounted to $152,978. As of September 30, 2015, the balance in accounts payable was $21,785.

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

General Clark will supervise the development and implementation of recruitment and “vetting” for prospective veteran franchisees. Wesley Clark, Jr.’s responsibilities will be the supervision and administration of the selection process for prospective veteran franchisees, working directly with, and reporting to, Wesley Clark, Sr. in the execution of that process. During the nine-month period ended September 30, 2015 and 2014, the Company incurred fees of $180,000 and had an accounts payable balance of $274,323 and $90,734 as of September 30, 2015 and December 31, 2014, respectively.

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

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with David Danhi (the “Amended Danhi Agreement”), which amends Mr. Danhi’s employment agreement dated October 18, 2012. The Amended Danhi Agreement provides that if Mr. Danhi and the Company enter into a services agreement with a third party, pursuant to which Mr. Danhi provides services to a third party for which the Company receives a fee, the Company shall pay a bonus to Mr. Danhi equal to 100% of such fee, in cash or shares of Common Stock, provided that such bonus shall not be greater than $25,000. In addition, Mr. Danhi shall receive a cash payment of $160,000 if the Company raises a minimum of $5,000,000 in a private placement financing. No other material amendments were made to Mr. Danhi’s employment agreement. On November 18, 2015, David Danhi submitted to the Board of Directors his resignation from his position as a director and Chief Creative Officer of the Company, effective as of such date. Mr. Danhi’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

In addition, upon effectiveness of Mr. Danhi’s resignation and pursuant to an amendment to his employment agreement dated as of November 18, 2015, the Company and Mr. Danhi agreed that Mr. Danhi shall serve as a consultant to the Company for a period of 12 months for annual consideration of $105,000, payable at a rate of $8,750 per month. Such agreement may be cancelled upon 30 days written notice by either party.

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

Effective upon satisfactory completion of services for the first ninety (90) days of employment, and based upon certain goals and objectives agreed to with the Board of Directors, Mr. Hodges will also be entitled to an annual bonus of up to 100% of his annual base salary based on the Company. Further, upon completion of services for the first ninety (90) days of employment, the Company shall grant to Mr. Hodges 1,000,000 stock options to be issued under the Company’s 2013 Equity Plan. Such stock options shall vest over a period of three (3) years at a rate of 333,333 after completion of the first year of employment, 333,333 after completion of the second year of employment and 333,334 after the third year of employment. Each stock option shall be exercisable until the fifth (5th) anniversary of the date of grant at a price of $3.00 per share. The grant date of above options was extended to December 31, 2015.

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

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively.

Suppliers	Nine-month period ended September 30, 2015	Nine-month period ended September 30, 2014
A	25%	19%
B	13%	—

For the nine-month period ended September 30, 2015, the Company had two suppliers who accounted for approximately $122,500 of their purchases used for production or approximately 10% of total cost of sales for the period then ended. The amount payable to supplier A at September 30, 2015 amounted to $29,194 and amount payable to supplier B at September 30, 2015 amounted to $15,879.

For the nine-month period ended September 30, 2014, the Company had one supplier who accounted for approximately $177,000 of their purchases used for production or approximately 19% of purchases for the period then ended.

13.	Subsequent Events

Letter of Intent with The SeaWolf Group, LLC:

On October 9, 2015, the Company entered into a letter of intent (the “SeaWolf LOI”) with The SeaWolf Group, LLC (“SeaWolf”), whereby the Company intends to acquire from Jasmine Wolf, managing member of SeaWolf, all, or substantially all, of the related assets of SeaWolf (the “SeaWolf Assets”) in exchange for 650,000 shares of blank check preferred stock of the Company, which shares shall be restricted for 18 months and subject to a 12 month “leak out” immediately thereafter. In addition, in accordance with the SeaWolf LOI, the parties intend to create a joint venture entity, whereby the Company shall license all of its mobile brands to SeaWolf in exchange for $1 million and a percentage of the profits of the joint venture.

The execution and delivery of a definitive purchase agreement in connection with the acquisition of the SeaWolf Assets will be subject to certain conditions contained in the definitive purchase agreement, including but not limited to, both parties obtaining any necessary consent to enter into the definitive purchase agreement and the transactions contemplated thereunder. There can be no assurances that the acquisition of the SeaWolf Assets will be consummated by the Company

Issuance of promissory notes payable and shares:

On October 23, 2015, the Company issued a $25,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On November 6, 2015, the Company issued a $20,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) March 1, 2016. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On November 16, 2015, the Company issued a $25,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

On November 16, 2015, the Company issued a $25,000 promissory note payable with interest of 12% per annum maturing on earlier of a) the closing of Company’s first equity financing of an aggregate raise of a minimum of $5,000,000 while this note is unpaid or b) December 31, 2015. Additionally, the Company issued warrants for 100% coverage of the note principal at an exercise price of $2.00 per share exercisable for a three year term from the date of the note. If prior to maturity, the Company closes an equity financing raise of a minimum of $5,000,000, the principal and accrued interest is convertible into shares of common stock of the Company at the holder’s election at a price of $1.25 per share.

Others:

On November 18, 2015, David Danhi submitted to the Board of Directors his resignation from his position as a director and Chief Creative Officer of the Company, effective as of such date. Mr. Danhi’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

In addition, upon effectiveness of Mr. Danhi’s resignation and pursuant to an amendment to his employment agreement dated as of November 18, 2015, the Company and Mr. Danhi agreed that Mr. Danhi shall serve as a consultant to the Company for a period of 12 months for annual consideration of $105,000, payable at a rate of $8,750 per month. Such agreement may be cancelled upon 30 days written notice by either party.

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

Results of Operations:

Three month and nine month period ended September 30, 2015 and 2014

The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to food and beverage sales for the respective periods presented:

	Three- month period ended September 30, 2015	As a % of Revenues	Three- month period ended September 30, 2014	As a % of Revenues	Increase/ Decrease in $ 2015 vs 2014	Increase/ Decrease in % 2015 vs 2014	Nine- month period ended September 30, 2015	As a % of Revenues	Nine- month period ended September 30, 2014	As a % of Revenues	Increase/ Decrease in $ 2015 vs 2014	Increase/ Decrease in % 2015 vs 2014

NET REVENUES:
Food truck sales	$509,341	81%	$585,211	59%	$(75,870)	-13%	$1,626,229	75%	$1,848,204	72%	$(221,975)	-12%
Catering and special events	112,316	18%	194,390	20%	(82,074)	-42%	515,371	24%	490,503	19%	24,868	5%
Licensing	8,484	1%	215,994	22%	(207,510)	-96%	17,998	1%	235,885	9%	(217,887)	-92%
TOTAL REVENUES	630,141	100%	995,595	100%	(365,454)	-37%	2,159,598	100%	2,574,592	100%	(414,994)	-16%

COST OF SALES:
Food and beverage	161,619	26%	255,297	26%	(93,678)	-37%	465,004	22%	729,196	28%	(264,192)	-36%
Food truck expenses	278,885	44%	540,481	54%	(261,596)	-48%	677,982	31%	1,500,907	58%	(822,925)	-55%
Commissary and kitchen expenses	51,128	8%	124,766	13%	(73,638)	-59%	139,498	6%	376,796	15%	(237,298)	-63%
TOTAL COST OF SALES	491,632	78%	920,544	92%	(428,912)	-47%	1,282,484	59%	2,606,899	101%	(1,324,415)	-51%

Gross Profit (Loss)	138,509	22%	75,051	8%	63,458	85%	877,114	41%	(32,307)	-1%	909,421	-2815%

OPERATING EXPENSES:
General and administrative expenses	1,114,890	177%	769,785	77%	345,105	45%	3,031,573	140%	3,266,050	127%	(234,477)	-7%
Selling costs	30,824	5%	55,004	6%	(24,180)	-44%	147,505	7%	152,900	6%	(5,395)	-4%
Consulting expense - related parties	148,489	24%	116,525	12%	31,964	27%	435,284	20%	247,775	10%	187,509	76%
Depreciation	20,846	3%	17,777	2%	3,069	17%	56,498	3%	57,313	2%	(815)	-1%
Bad debts	-	0%	-	0%	-	0%	3,386	0%	-	0%	3,386	-100%
TOTAL OPERATING EXPENSES	1,315,049	209%	959,091	96%	355,958	37%	3,674,246	170%	3,724,038	145%	(49,792)	-1%

LOSS FROM OPERATIONS	(1,176,540)	-187%	(884,040)	-89%	(292,500)	33%	(2,797,132)	-130%	(3,756,345)	-146%	959,213	-26%

Other Income (Expense)
Interest expense	(50,196)	-8%	(49,349)	-5%	(847)	2%	(111,398)	-5%	(602,258)	-23%	490,860	-82%
Interest expense, related party	-	0%	-	0%	-	0%	-	0%	(17,248)	-1%	17,248	-100%
Loss on disposition of equipment	-	0%	(5,800)	-1%	5,800	-100%	-	0%	(43,800)	-2%	43,800	-100%
Interest income	-	0%	-	0%	-	0%	-	0%	11,018	0%	(11,018)	-100%
Amortization of debt discount	(106,863)	-17%	-	0%	(106,863)	100%	(202,807)	-9%	-	0%	(202,807)	100%
Amortization of deferred financing costs	(11,573)	-2%	-	0%	(11,573)	100%	(34,443)	-2%	-	0%	(34,443)	100%
Loss on settlement of debt	-	0%	-	0%	-	0%	(37,212)	-2%	-	0%	(37,212)	100%
TOTAL OTHER INCOME (EXPENSE)	(168,632)	-27%	(55,149)	-6%	(113,483)	206%	(385,860)	-18%	(652,288)	-25%	266,428	-41%
LOSS BEFORE PROVISION FOR INCOME TAX	(1,345,172)	-213%	(939,189)	-94%			(3,182,992)	-147%	(4,408,633)	-171%
Provision for income tax (expense) benefit	-		-				-		-

NET LOSS	$(1,345,172)	-213%	$(939,189)	-94%	$(405,983)	43%	$(3,182,992)	-147%	$(4,408,633)	-171%	$1,225,641	-28%

Revenue. The slight decrease in food truck sales during the three and nine month periods ended September 30, 2015, when compared to the comparable prior year period, is primarily due to a decrease in the number of trucks. Catering and special events decreased during the three month period ended September 30, 2015, due to a decrease in special events during this three month period when compared to the comparable prior year period. Catering and special events increased during the nine month period ended September 30, 2015 due to an increase in special events during the second quarter of 2015. During the three and nine month periods ended September 30, 2015, we operated with fewer vehicles at higher level of per truck revenue due to focusing our sales on better locations, more venues, larger scale events, and in turn reduced stops that were less profitable. The number of food trucks in operations was 5 during the nine month period ended September 30, 2015, when compared to 8 during the comparable prior year period.

We believe our revenues for the remainder 2015 will increase as we expand into new markets and increase the number of trucks in operation.

Cost of sales. Cost of sales is mainly comprised of food and beverage products used to make grilled cheese sandwiches, other food products, beverages and paper products and the operating costs related to the food truck, including food truck employee compensation and benefits, commissary kitchen costs, maintenance and fuel. The decrease in cost of sales is related to the decrease in the number of trucks in the three and nine month periods ended September 30, 2015, and the reduction of food and beverage costs, food truck expenses and commissary and kitchen expenses.

Food and beverage expenses consist primarily of bread, cheese, meats, seafood and other types of foods and various types of beverages. The decrease in food and beverage cost of sales and as a percentage of sales during the three and nine month periods ended September 30, 2015, when compared to the comparable prior year period, is primarily related to a more efficient procurement and management of food costs and better purchasing and inventory management practices as we gain experience in the management of our food and beverage related products.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses. The decrease in food truck cost of sales was primarily reduction in the number of trucks utilized in the Company’s operations in Phoenix and Los Angeles. This decrease in food truck expenses was related to reducing the truck related expenses and truck staff personnel required to operate fewer trucks during the three and nine month periods ended September 30, 2015. Food truck labor has been greatly reduced due to our management team restructuring and reorganizing the operating departments. We have reduced hourly & salaried staff down by an average of 35% and schedule management resulting in less overtime pay which has improved productivity in all employees and it breeds a sense of ownership & accountability.

Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased during the three and nine month periods ended September 30, 2015 when compared to the comparable prior year period reducing the number of trucks in operations results in lower commissary and kitchen employees and due to better purchasing practices.

Gross profit. The increase in gross profit relates to the decrease in the food and beverage costs as well as food truck expenses and kitchen expenses.

General and administrative expenses. General and administrative expenses consists of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The increase in general and administrative expenses during the three month period ended September 30, 2015 is primarily related to the expenses associated with the increased general and administrative expenses, consulting fees, professional fees and executive compensation, which were needed to expand the business and support its growing operations during the three months ended September 30, 2015. The decrease in general and administrative expenses during the nine month period ended September 30, 2015 is primarily related to the expenses associated with the increased general and administrative expenses, consulting fees, professional fees and executive compensation, which were needed to expand the business and support its growing operations and prepare the Company for public trading, which were mostly incurred during the nine month period ended September 30, 2014.

Selling costs. Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. Selling costs during the three and nine month period ended September 30, 2015, were at comparable levels to those incurred during the comparable prior year period.

Consulting expense, related party. The increase in consulting expenses-related parties is primarily due in order to expand the business and support operations and capital market activities of the Company.

Depreciation. The decrease in depreciation relates to a decrease in property and equipment during the nine months ended September 30, 2015 as compared the same period in 2014.

Bad debts. During the nine month period ended September 30, 2015, we reserved an allowance for doubtful accounts receivable of $3,386, as compared to $0 during the same period in 2014.

Other Income (Expenses). Other income (expenses) includes recognition of interest, amortization of debt discount and amortization of deferred financing costs. The changes in other income (expenses) are primarily due to a decrease in interest expense primarily attributable to the decrease in convertible note payable outstanding during the three and nine month periods ended September 30, 2015 as compared to the three and nine month periods ended September 30, 2014.

Net loss. Net loss for the nine-month period ended September 30, 2015 decreased by $1,225,641 to a loss of $3,182,992 from a loss of $4,408,633 for the same period in 2014.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had cash of $0 and working capital deficiency of approximately $4.8 million at September 30, 2015. The Company’s cash and working capital amounts were derived from the proceeds of financing transactions through the issuance of notes, convertible notes and Common Stock purchase warrants and shares of our Common Stock. The Company’s net loss for the nine-month period ended September 30, 2015 was approximately $3.2 million and our accumulated deficit amounts to $18.8 million as of September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Nine-month period ended September 30, 2015

Cash used in operations of $1,457,149 during the nine-month period ended September 30, 2015 consists primarily of our net loss of approximately $3,183,000, adjusted by depreciation and amortization of approximately $294,000, and the fair value of options, warrants, and shares of our Common Stock of approximately $368,000. Additionally, our accounts payable and payroll related liabilities and accrued compensation, including payables to related parties, and accrued interest increased by approximately $1,053,000 during the nine-month period ended September 30, 2015.

Cash used in investing activities of $129,950 during the nine-month period ended September 30, 2015 consists primarily of our purchase of a truck to be used by our Military Subsidiary and a purchase of franchise rights.

Cash provided by financing activities of $1,239,000 during the nine-month period ended September 30, 2015 consists primarily of proceeds generated from the issuance of shares of our Common Stock, convertible notes and promissory notes, which amounted to $1,324,000, offset by principal repayments of notes payable aggregating $25,000 and financing cost of $60,000. Additionally, the Company issued shares of its Common Stock to satisfy obligations under convertible promissory notes and accrued interest aggregating approximately $62,640 and for payment of accounts payable, accrued compensation and accounts payable- related party aggregating approximately $175,312.

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

Cash provided by investing activities of $20,729 during the nine-month period ended September 30, 2014 consists primarily of our proceeds of disposal of equipment.

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

Financial Position

The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company raised approximately $4,645,000 in senior secured notes, of which $3,200,000 was converted into shares of our Common Stock as of September 30, 2015, and approximately $3 million through the issuance of our shares of Common Stock. Management plans to continue raising capital to implement the expansion plan and become cash flow positive within twelve months. The Company expects to use the proceeds for operating and working capital, significantly expanding the number of trucks, opening stores and paying professional fees.

Total assets decreased by approximately $165,000, at September 30, 2015.

Total liabilities increased by approximately $1,993,000, primarily from the issuance of convertible promissory notes.

Total stockholders’ deficit increased by approximately $2,158,000 during the nine-month period ended September 30, 2015. This increase was primarily attributable to our net loss, offset by the issuance of shares of our common stock through the exercise of warrants, fair value of options and warrants issued for services and beneficial conversion feature on convertible notes payable and warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. Action was instituted March 11, 2015 by Chloe Kudler, by and through her guardian ad litem Lisa Kudler vs. The Grilled Truck, Inc., a Nevada corporation, The Brill Group, LLC, a California limited liability company, Justin Brill, et al. in the Ventura County Superior Court Case Number 56-2014-00459915-CU-PO-VTA. The case was dismissed on August 21, 2015.

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

Date: November 23, 2015	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Algie Hodges
Algie Hodges
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 23, 2015	THE GRILLED CHEESE TRUCK, INC.

	By:	/s/ Peter Goldstein
Peter Goldstein
Interim Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

