Form 10-K
period 2015-12-31
American Patriot Brands, Inc.
filed 2017-10-05
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-54070

American Patriot Brands, Inc.

(f/k/a THE GRILLED CHEESE TRUCK, INC.)

Nevada	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4570 Campus Drive, Suite 1,

Newport Beach, CA 92660

949-478-2571

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act

None

Name of each exchange on which registered

N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $18,590,290.

As of September 30, 2017, there were 55,693,216 shares of common stock outstanding, 14,135,284 shares of common stock issuable upon the exercise of all of our outstanding warrants and 5,000,000 shares of common stock issuable upon the exercise of all vested options.

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

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” “we,” “us” and “our” refer to “The Grilled Cheese Truck, Inc.” and “American Patriot Brands, Inc.”

PART I

Item 1. Our Business

COMPANY OVERVIEW

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and distributing the highest quality medical and recreational cannabis.

Since May 2016 our primary focus is on the cultivation and distribution of medicinal and recreational cannabis.

In May 2016 we decided to discontinue our food truck operations.

In September 2016 we sold our Trademarks and Intellectual Property relating to our food truck business to a former company officer in exchange 3 million shares of the company’s stock he owned upon satisfaction of the terms of the Settlement Agreements. These shares are to be held in escrow until their release.

In September 2016 we acquired 100% of the ownership interests in Urban Pharms, LLC, DJ&S, LLC and DJ&S Property #1, LLC (collectively, “Urban Pharms”) for 12,000,000 newly issued shares of the Company’s common stock of which 7,000,000 shares were issued to our new subsidiary Urban Pharms, LLC as condition to satisfy trust deed holders.

In September 2016 we changed our corporate name to American Patriot Brands, Inc.

Urban Pharms, LLC is a medical and recreational cannabis business which collectively owns: indoor and outdoor cannabis facilities, greenhouses, cloning facilities, and manufacturing facilities all primarily conducted on Urban Pharms’ approximate 280 acre property in southern Oregon.

In January 2017 we acquired TSL Distribution, LLC, a licensed cannabis distributor located in Oregon, that does business as The SWEET Life Distribution. In exchange we paid $50,00 in cash, issued 200,000 shares of common stock, 200,000 3 year warrants with a $1.00 strike price and a 24 month note for $150,000.

We are committed to conducting business and make accretive cannabis business acquisitions relating to growing and distributing cannabis, in jurisdictions where it is legal to do so.

The company generated revenue from food and beverage sales through the company-operated food trucks in Southern California and Phoenix, Arizona until September 2016.

During the fiscal years 2015 through our formerly wholly owned subsidiary, Grilled Cheese, Inc., owned a food truck operation which sold various types of gourmet grilled cheese sandwiches and other comfort foods principally in the areas of Los Angeles, California and Phoenix Arizona.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan.

Our net loss for the year ended December 31, 2015 was $6,146,501 and the deficit accumulated by us amounts of $21,775,487 as of December 31, 2015. This raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Our Corporate History and Background

In May 2016 we decided to discontinue our food truck operations and in September 2016 we sold our Trademarks and Intellectual Property relating to our food truck business to a former company officer in exchange for 3 million shares of the company’s stock he owned upon satisfaction of the terms of the Settlement Agreements. These shares are to be held in escrow until their release.

In May 2016 we the acquired several medicinal cannabis operations and our primary focus became the cultivation, manufacture, and distribution of medicinal and recreational cannabis.

Going forward, our primary focus is on the cultivation and distribution of medicinal and recreational cannabis.

We changed our name to “American Patriot Brands, Inc.” in September 2016, and we filed a Certificate of Amendment to our Articles of Incorporation and concurrently changed our corporate headquarters to 4570 Campus Drive, Suite 1, Newport Beach, CA 92660.

Our company was incorporated in the state of Nevada on December 31, 2009 as GSP-1, Inc. We were formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end.

In July 2011, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “GSP-1, Inc.” to “TRIG Acquisition 1, Inc.” In February 2013, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.” to reflect our acquisition of Grilled Cheese, Inc.

Our Industry

Cannabis / Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds”. The cultivation techniques for marijuana cultivation differ than for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

As of March 2017, there are a total of 28 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 28 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have decriminalized medicinal cannabis, although there is a subtle difference between decriminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1. Alaska	11. Maine	21. New York
2. Arizona	12. Maryland	22. North Dakota
3. Arkansas	13. Massachusetts	23. Ohio
4. California	14. Michigan	24. Oregon
5. Colorado	15. Minnesota	25. Pennsylvania
6. Connecticut	16. Montana	26. Rhode Island
7. Delaware	17. Nevada	27. Vermont
8. Florida	18. New Hampshire	28. Washington
9. Hawaii	19. New Jersey
10. Illinois	20. New Mexico

Medical cannabis decriminalization is generally referred to as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally referred to as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a doctor’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We intend to seek to obtain the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with these laws, although there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA do not become effective until January 1, 2018 and the California Bureau of Marijuana Control is expected to enact regulations to implement the AUMA by that date.

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one- eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation has indicated that it will enact regulations to implement Question 2 by the summer of 2017.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the Controlled Substances Act (the “CSA”), but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;
●	Revenue from the sale of marijuana going to criminals;
●	Diversion of medical marijuana from states where it is legal to states where it is not;
●	Using state authorized marijuana activity as a pretext of other illegal drug activity;
●	Preventing violence in the cultivation and distribution of marijuana;
●	Preventing drugged driving;
●	Growing marijuana on federal property; and
●	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We currently operate medical marijuana businesses in Oregon. Although the possession, cultivation and distribution of marijuana for medical use is permitted in Oregon, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Oregon law and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

INTERNATIONAL OPPORTUNITY

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis. Governments in Australia, Brazil, Canada, Germany, Chile, Jamaica, Israel, Mexico, South Africa, and others have taken steps to foster research into cannabis-based medical treatments and/or towards increasing legal access to medical cannabis.

On January 19, 2017, the German parliament passed legislation that legalized medical cannabis and included provisions for medical cannabis treatment expenses to be covered by health insurance. In early April 2017, the German government issued a Request for Proposal seeking submissions from parties interested in obtaining one of up to 10 licenses to produce medical marijuana in Germany.

Canada has developed a regulatory model, companies acting within that framework have an opportunity to grow market share in the global community. Australia began the rollout of a regulatory framework in 2016.

The opening of legal cannabis markets around the world presents an opportunity for us. Medical cannabis opportunities are becoming increasingly available as new jurisdictions move towards establishing new or improved medical cannabis systems.

We remain committed to only conducting business, related to growing cannabis, in jurisdictions where it is legal to do so. We believe that operating and investing in markets without federal legal frameworks, puts the company at risk of prosecution, puts at risk its ability to operate freely, and potentially could jeopardize its listing on major exchanges and in turn its access to capital from reputable investment funds.

Strategy - Cannabis

We are committed to conducting business and make accretive acquisitions relating to growing and distributing cannabis, in jurisdictions where it is legal to do so both domestically and abroad

Food Truck Business [Discontinued in May 2016]

We discontinued our Food Truck Business in May 2016. We thought that the retail market for gourmet food trucks was a fast growing and fragmented industry with the potential for growth; however we found operating profitably in this space to be difficult and chose to exit this business.

In September 2016 we sold our Trademarks and Intellectual Property relating to our food truck business to a former company officer in exchange for 3 million shares of the company’s stock he owned and we reimbursed him $100,000 in cash for back pay and expenses.

License Agreements [Transferred as part of sale in September 2016]

As part of our business, and in conjunction with expanding our overall business plan, we entered into license agreements with individuals or entities regarding our intellectual property. Specifically, we granted certain exclusive licensing rights regarding our intellectual property, including but not limited to trademarks, copyrights, know-how, trade secrets, software, patents, certain goods and services pertaining to our business, to entities in designated areas, whereby such individuals or entities will be entitled to the use of our intellectual property in connection with their use and sale of our products and our brand name. In exchange for such licenses, we receive a specifically negotiated cash payments, royalty payments and/or equity interests in the licensees.

Intellectual Property [Transferred as part of sale in September 2016]

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

Charitable Foundation and Not-For-Profit Initiatives

In September 2013, our Board of Directors approved the creation of a new charitable foundation. This foundation is intended to provide financial assistance to the surviving spouses and children of United States military personnel who have died in combat and to United States military personnel suffering from physical and mental disabilities. We initially intend to donate up to 1,000,000 shares of our common stock to the foundation, with such shares to be donated from time to time as the Board of Directors determines is prudent.

In November 2014, the Company issued 1,000,000 restricted shares of its Common Stock to certain nonprofits that support people in need with a focus on veterans.

The issuance of the restricted shares to the charitable foundations is subject to the following resale restrictions: each of the charitable foundations receiving restricted shares from the Company may only sell up to 1/12th of such shares in any given month following the eligibility for resale of such shares either pursuant to 1) a registration statement filed by the Company to register such shares or 2) Rule 144 of the Securities Act.

Brick and Mortar - Ruby’s Pennsylvania proposed transactions

We entered into a series of agreements in January 2015, with franchisees of Ruby’s Franchise Systems, Inc. to acquire all, or substantially all, of the assets of each of DJ Brinton Lake, LLC, DJR King of Prussia, Inc. and DJR Suburban Square, Inc. (which we collectively refer to as the Ruby’s Franchisees). Accordingly each of the Ruby’s Franchisees agreed not to negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of their respective assets to any other third party, until March 31, 2015 and the extended expiration date of October 31, 2015.

We did not and will not complete these transactions as part of discontinuing our food business.

Environmental Matters

We are subject to various federal, state and local environmental regulations. However, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position.

Employees

At December, 31 2015, the Company had 54 employees, including 4 executives, 39 in food services and 11 administrative employees.

In August 2017 we had 46 employees, including 2 corporate executives and 44 in farming and distribution activities.

Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us, or, to our knowledge, are any such proceedings contemplated.

Corporate Information

Our principal office is located at 4570 Campus Drive, Suite 1, Newport Beach, CA 92660.

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

Risks Related to Our Business

We changed our primary business to cannabis cultivation and distribution from the food truck business

Since May 2016 our primary focus is on the cultivation, and distribution of medicinal and recreational cannabis. In May 2016 the company decided to discontinue its food business. It is possible that we may not be successful in the cannabis business.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred significant losses in prior periods. For the year ended December 31, 2015, we incurred a net loss of $6,146,501 and, as of that date, we had an accumulated deficit of $21,775,487. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our consolidated financial statements for the year ended December 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.

Risks Relating to Our Business and Industry

CANNABIS

Federal regulation and enforcement may adversely affect the implementation of medical cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;
●	Revenue from the sale of marijuana going to criminals;
●	Diversion of medical marijuana from states where it is legal to states where it is not;
●	Using state authorized marijuana activity as a pretext of other illegal drug activity;
●	Preventing violence in the cultivation and distribution of marijuana;
●	Preventing drugged driving;
●	Growing marijuana on federal property; and
●	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until April 28, 2017.

We could be found to be violating laws related to medical cannabis.

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law.

Finally, we could be found in violation of the CSA in connection with the sale of our products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized medical cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of March 2017, eight states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA do not become effective until January 1, 2018 and the California Bureau of Marijuana Control is expected to enact regulations to implement the AUMA by that date.

Also in November 2016, Nevada voters approved Question 2 in a ballot initiative. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one- eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation has indicated that it will enact regulations to implement Question 2 by the summer of 2017.

If we are unable to obtain the permits and licenses required to operate our business in compliance with the new regulations in California or Nevada, we may experience negative effects on our business and results of operations.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website will be visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

Marijuana remains illegal under federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain a majority of independent directors.

We currently have only three directors on our board of directors and our board is not currently comprised of a majority of independent directors. We may in the future desire to list our common stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our common stock on the NYSE or NASDAQ.

We may not be able to successfully execute on our merger and acquisition strategy

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. We are presently engaged in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to our business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

A drop in the retail price of commercially grown produce may negatively impact our business.

The demand for our produce depends in part on the price of commercially grown produce. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for produce to decline, which would have a negative impact on our business.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Risks Related to Our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC Pink under the symbol “GRLD” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated fluctuations in our quarterly or annual financial results;
●	additional needs for financing;
●	failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
●	market factors, including rumors, whether or not correct, involving us, our products, or our competitors;
●	fluctuations in stock market prices and trading volumes of securities of similar companies;
●	sales or anticipated sales of large blocks of our stock;
●	short selling of our common stock by investors;
●	additions or departures of key personnel;
●	regulatory or political developments;
●	changes in accounting principles or methodologies;
●	litigation or governmental investigations;
●	negative publicity about us in the media and online; and
●	general financial market conditions or events.

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

We may issue additional shares of our common stock in the future in connection with a financing or an acquisition. The issuance of a substantial number of shares of common stock could have the effect of substantially diluting the interests of our existing stockholders and any subsequent sales or resales by our stockholders could have an adverse effect on the market price of our common stock.

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

We have incurred the costs as a public company which may affect our profitability.

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

Because we became a public company by means of a reverse merger, and became a cannabis company we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger” and became a cannabis company securities analysts of major brokerage firms may not provide our Company coverage since there is little incentive to brokerage firms to recommend the purchase of its common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

“Emerging growth companies” are subject to lessened disclosure requirements.

“Emerging growth companies” as defined in the JOBS Act, permits certain qualifying companies to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	taking advantage of an extension of time to comply with new or revised financial accounting standards;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

As of September 30, 2017 our directors, executive officers and affiliates collectively and beneficially own or control 31% of outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	to elect or defeat the election of our directors;
●	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
●	to effect or prevent a merger, sale of assets or other corporate transaction; and
●	to control the outcome of any other matter submitted to our shareholders for vote.

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

If the price per share of our common stock at the time of exercise of any warrants or other convertible securities is in excess of the various exercise or conversion prices of such convertible securities and the holders of our convertible securities decide to convert such securities into shares of common stock, it will have a dilutive effect on our common stock. As of December 31, 2015, we had (i) outstanding warrants to purchase 10,322,284 shares of our common stock at a weighted average exercise price of $2.14 per share and (ii) outstanding convertible notes that, upon conversion, would provide note holders with an aggregate of 1,470,667 shares of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES

Our corporate office is located at 4570 Campus Drive, Suite 1, Newport Beach, CA 92660

A summary of the offices and properties we lease or own are presented in the table below. Our facilities are considered to be in good condition, adequate for its purpose and suitably utilized according to the requirements of the relevant operations.

Purpose		Location	Lease / Own	Monthly payment		Begin Date	End Date	Term
Corporate Office	1	Newport Beach, CA	Lease		$1,300			Month to month
Office	2	Portland, OR	Lease		$2,198	6/1/2016	6/30/2019	37 months
Cultivation Facility	3	Medford, OR	Own	$	none

1	We rent 600 sq.ft. of office space which is sufficient for our needs
2	We rent a 1,600 sq.ft office space in Portland, OR
3	We own a 280 acre farm in Medford, OR

In 2016 we vacated and settled all obligations relating to the kitchen facilities in Gardenia, CA and Phoenix, AZ

Item 3. Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Pink under the symbol “GRLD” in January of 2015.

An active and liquid market may never exist for our stock.

The following is a summary of the high and low closing bid prices of our Common Stock (rounded to the nearest penny) for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Closing Bid Price Per
	HIGH	LOW
Year Ending December 31, 2017
First Quarter	$0.50	$0.35
Second Quarter	$0.45	$0.35

Year Ended December 31, 2016
First Quarter	$0.85	$0.17
Second Quarter	$0.34	$0.09
Third Quarter	$0.70	$0.21
Fourth Quarter	$0.62	$0.26

Year Ended December 31, 2015
First Quarter	$5.94	$1.00
Second Quarter	$1.93	$1.00
Third Quarter	$1.50	$0.70
Fourth Quarter	$1.22	$0.57

Holders

On August 30, 2017, we had approximately 500 shareholders of record of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker- dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Recent Sales of Unregistered Securities for the year ended December 31, 2016

This is the summary of the unregistered sales of our common shares in 2016:

	SHARES			Total
	Shares	Warrant	Conversion/	$ Amount
	Sold	Conversion	Sales Price	Sold
2016
Q1	none	-	-	-
Q2	none	-	-	-
Q3	1,449,604		$.15 - $.25	$267,500
Q4	400,000		$.25	$80,000
Total	1,849,604			$347,500

This is the summary of the unregistered sales of our promissory and secured notes in 2016:

		NOTES
		$		Warrant
		Notes	Interest	Conversion	TERM
		Amount	Rate %	Price	MONTHS
2016			-	-	-
Q1		none	-	-	-
Q2		none	-	-	-
Q3	A	$250,000	10%	0	24
Q4	B	$265,000	Various	0	1
Total		$515,000

A        In September 2016 we sold a $250,000 note that was secured by the farm property we purchased in Oregon.

B        In November and December 2016 we sold 6 unsecured promissory notes for a total of $265,000 in cash and in addition we issued these investors 500,000 shares of our common stock. The average life term of these notes is approximately 1 month with a range of interest rates. We also rolled over on of these notes for an additional 30 day term and in exchange we issued an additional 80,000 shares of common stock.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

●	None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Although we qualify as an “emerging growth company” as defined in the JOBS Act, and have elected not to take advantage of certain exemptions from various reporting requirements that are available to “emerging growth companies.”

Overview

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and providing the highest quality medical and recreational cannabis, as well as other agricultural products, such as herbs and leafy greens.

In May 2016 we decided to discontinue our food truck operations and in September 2016 we spun-out our food operations to a former company officer in exchange for 3 million shares of the company’s stock he owned upon satisfaction of the terms of the Settlement Agreements. These shares are to be held in escrow until their release.

In May 2016 we acquired several medicinal cannabis operations and our primary focus became the cultivation, manufacture, and distribution of medicinal and recreational cannabis.

Going forward, our primary focus is on the cultivation and distribution of medicinal and recreational cannabis.

We changed our name to “American Patriot Brands, Inc.” in September 2016.

We are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), which permits us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	taking advantage of an extension of time to comply with new or revised financial accounting standards;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Although we qualify as an emerging growth company under the JOBS Act, we have elected not to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and such election not use such transition period is irrevocable.

Results of Operations

Revenues:	For the Years Ended December 31,
		% of		% of	Amount	% of
	2015	Revenue	2014	Revenue	Increase / (decrease)
Food truck sales	$2,004,655	78%	$2,392,342	66%	$(387,687)	(16%)
Catering and special events	522,428	20%	710,446	19%	(188,018)	(26%)
Licensed truck	37,406	2%	547,233	15%	(509,827)	(93%)
Total revenue	$2,564,489	100%	$3,650,021	100%	$(1,085,532)	(30%)

Revenues decreased for the year in 2015 compared to 2014, due to the reduction in the amount of company and licensed food trucks in operation from 8 to 4 and many fewer catered events.

Cost of Sales:	For the Years Ended December 31,
		% of		% of	Amount	% of
	2015	Revenue	2014	Revenue	Increase / (decrease)
Food and beverage	$733,452	29%	$899,847	25%	$(166,395)	(18%)
Food truck expenses	1,162,176	45%	2,050,453	56%	(888,277)	(43%)
Commissary and kitchen expenses	265,936	10%	417,846	11%	(151,910)	(36%)
Total cost of sales	$2,161,565	84%	$3,368,146	92%	$(1,206,581)	(36%)

Food and beverage expenses consist of bread, cheese, meats, seafood and other types of foods and various types of beverages.

Food truck expenses consist of truck staff payroll, truck insurance, gas, repairs and maintenance and other truck related expenses.

The decrease in the cost of sales in 2015 compared to 2014 is due to the decrease in the number of trucks in operation from 8 (eight) to 4 (four) and fewer catered events.

Commissary and Kitchen expenses consist of occupancy, equipment and commissary employee compensation. The kitchen expenses decreased in 2015 compared to 2014 due to the closing of both kitchen operations in 2015 as compared to operating the two kitchens for most of 2014.

Operating Expenses:	For the Years Ended December 31,
		% of		% of	Amount	% of
	2015	Revenue	2014	Revenue	Increase / (decrease)
General and administrative	$4,496,037	175%	$7,064,874	194%	$(2,568,837)	(36%)
Selling costs	275,333	11%	223,322	6%	52,011	23%
Consulting expenses - related parties	602,758	24%	74,357	2%	528,401	711%
Depreciation	85,007	3%	75,357	2%	9,650	13%
Bad debts	61,377	2%	278551	8%	(217,174)	(78%)
Impairment of intangible asset	334,856	13%	0	0%	344,856	100%
Total operating expenses	$5,855,368	228%	$7,716,461	211%	$(1,861,093)	(24%)

General and administrative expenses consist of general corporate expenses, including but not limited to market development, insurance, professional costs, clerical and administrative overhead. The decrease in general and administrative expenses in 2015 compared to 2014 is primarily due to the decrease in stock compensation for consultants and executive compensation; and reduced legal, accounting and other public company expenses related to our being a publicly traded company.

Selling costs include, but are not limited to, marketing and promotion, printing, processing fees and utility vehicle rental which is used to transport employees to and from the food trucks. The increase in selling costs during the year ended December 31, 2015, compared to 2014 relates to certain marketing events held in Los Angeles and Phoenix

Consulting expense – related parties The increase is due to the increase in the number of our executive non-employees in 2015 compared to 2014.

The increase in Depreciation is related to the number of food trucks and service kitchens that were operated for a full year in 2015 as compared to part of the year in 2014

The decrease in Bad Debts is related to a reduction of license and catering income in 2015 and uncollectible non-reoccurring license revenue in 2014

Impairment – is related to the termination of our “Soupman” rights in 2015.

Other Income and Expenses

	For the Years Ended December 31,
		% of		% of	Amount	% of
Other Expenses:	2015	Revenue	2014	Revenue	Increase/(decrease)
Interest expense	$(220,549)	(9%)	$(273,783)	-8%	$53,234	(19%)
Amortization	(436,296)	(17%)	(410,039)	-11%	(26,257)	(6%)
Other income from asset sale	-		406,200	11%	(406,200)	(100%)
Loss on settlement of debt	(37,213)	(1%)	0	0%	(37,213)	(100%)
Total other expenses	$(694,057)	(27%)	$(277,622)	-8%	$416,435	150%

Other Income (Expenses) – includes the recognition of other income from asset sale, interest, amortization and loss on settlement of debt. The changes in other income (expenses) are primarily due to us recognizing net other income of $406,200 in 2014, an increase in amortization of debt discount related to debt satisfied during the year ended December 31, 2014 and was amortized through that period offset by an increase in interest expense primarily attributable to the excess of fair value of shares of our Common Stock in excess of the carrying value of the liabilities settled during the first quarter of 2014.

Liquidity and Capital Resources

	For the Years Ended December 31,
			Amount	% of
	2015	2014	Increase / (decrease)

NET CASH USED IN OPERATING ACTIVITIES	$(1,539,895)	$(2,454,023)	$914,127	37%
NET CASH USED IN INVESTING ACTIVITIES	(228,400)	18,409	(246,809)	(1341%)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,420,196	2,726,314	(1,321,158)	(48%)
NET CHANGE IN CASH	(348,099)	305,740	(653,839)	(214%)
CASH AT END OF PERIOD	$0	$348,099	$(348,099)	(100%)

Going Concern

We have never reported net income. We incurred net losses for the years ended December 31, 2015 and 2014 and have an accumulated deficit of approximately $21.8 million at December 31, 2015.

At December 31, 2015, we had a working capital deficit of approximately $6.9 million. At December 31, 2015, we were overdrawn at the bank by approximately $27,000, compared to a cash balance of approximately $348,000 at December 31, 2014.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for making additional acquisitions and the commercial development of our subsidiaries.

We will need to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

NET CASH USED IN OPERATING ACTIVITIES for the Year ended December 31, 2015

Net cash used in operations was $1,539,895 for the year ended December 31, 2015 consists primarily of our net loss of approximately $6.1 million less non-cash expense and payments of approximately $4.6 million as follows:

Non Cash expenses & payments
Depreciation & Amortization	$521,303
Fair value of securities issued for compensation & vendor payments	673,800
Impairments & bad debts	396,233
Net change in current asset & liability accounts	3,015,270
Total	$4,606,607

NET CASH USED IN INVESTING ACTIVITIES for the Year ended December 31, 2015

Net cash used in investing activities was $228,400 for the year ending December 31, 2015. We invested:

●	$200,000 for the rights for a Soupman franchise [subsequently impaired – no soup for us!]
●	$28,400 for food service equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES for the Year ended December 31, 2015

Net cash provided by financing activities of $1,420,196 during the year ended December 31, 2015 consists of the net proceeds from the sale of:

●	Convertible notes and promissory notes (net of Debt Discount of $330,000)	$1,293,027
●	Common Stock	$100,000
●	Bank Overdraft	$27,169

Financial Position at December 31, 2015

Balance Sheet Data			Increase
	2015	2014	(Decrease)

Cash (overdraft)	$(27,169)	$348,099	$(375,268)
Other current assets	20,338	76,787	(56,449)
Net fixed assets	49,190	240,652	(191,462)
Other assets	63,395	87,755	(24,360)

Accounts payables & accrued expenses	4,486,104	1,912,540	2,573,564
Amounts due to related parties	499,465	214,625	284,840
Current portion of notes payable	1,911,434	270,957	1,640,477
Long-term portion of notes payable	-	523,124	(523,124)
Net stockholders deficit	(6,791,250)	(2,167,953)	$(4,623,297)
Working capital deficit	$(6,903,835)	$(1,973,236)	(4,930,599)

The Company had a bank overdraft of approximately $27,000 and a working capital deficiency of approximately $7.1 million (including notes payable) at December 31, 2015.

Current assets and net fixed assets decreased in 2015 primarily due to the reduction in our business operations resulting in fewer accounts receivable and the disposal of food production equipment.

Other assets decreased due to a decrease of approximately $25,000 in rental deposits.

Accounts payable and accrued expenses increased due to the slowing in the payment of accounts payable of approximately $937,000 and executive compensation of approximately $1,485,000.

The current and the long-term portion of notes payable increased approximately $1,641,000 as notes payable became the primary source of funding for us.

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

Recently Issued Accounting Pronouncements

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of our 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively by recording a cumulative- effect adjustment to retained earnings as of the beginning of the adoption period. We are assessing the potential impact this guidance will have on its financial statements.

Stock Compensation - Employee Share-Based Payments

In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, hi addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. The guidance is effective beginning in the first quarter of our 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

●	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision.
●	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows.
●	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842) “ (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ended December 31, 2015. Accordingly, the accompanying consolidated balance sheets at December 31, 2016 and 2015 reflect the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties hi the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2015, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively. Early adoption is permitted and we adopted ASU 2015-03 in the second quarter of 2015. Subsequently, in August 2015, the FASB issued No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 codifies the SEC’s position that it would be allowable for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

We retrospectively adjusted our December 31, 2015 balance sheet by decreasing other assets by approximately $259,000 and the current portion of long-term debt by approximately $259,000. In accordance with ASU 2015-15, we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility. The adoption of this guidance had no impact on our results of operations or cash flows.

Commodity Price Risk

Our most significant market risk relates to fluctuations in marijuana prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly.

Interest Rate Risk

At December 31, 2015, we had no outstanding variable-rate debt and $1,911,434 of principal fixed-rate debt.

Credit Risk

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We may also be exposed to credit risk due to the concentration of our customers in the medical marijuana industry, as our customers may be similarly affected by changes in regulatory and legal conditions in the states and municipalities in which we operate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2015 with the exception of its notes payable. The carrying amounts of these liabilities at December 31, 2015 are approximate their respective fair value based on the Company’s incremental borrowing rate.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

●	None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report:

Name	Since	To	Director or Officer Position
Robert Y. Lee	2012	current	CHB, CEO, CFO & Director
Brian Pallas	2016	current	Interim COO & Director
James Anderson	2016	current	Director
David Danhi	2013	2016	Former CCO & Director
Algie Hodges	2015	2016	Former CEO & Director
Deepak Devaraj	2013	2016	Former Director
General Wesley Clark	2013	2016	Former Director
Peter Goldstein	2013	2015	Former CFO & Director
Peter Freix	2015	2016	Former Director
Scott Cosper	2015	2016	Former CFO

Robert Y. Lee, Chairman of the Board of Directors, CEO & CFO has served the company in a number of executive positions:

ROLE:	From	To
Chairman of the Board	2012	current
CEO	May 2016	current
CEO	July 2013	January 2015
CFO	May 2016	current
CFO	June 2013	September 2013

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

From 1981 through 2000 Mr. Lee led the growth of Video City, Inc., a California-based operator of video retail stores. Under his leadership Video City, Inc. opened, acquired, managed, and operated over 500 video retail stores.

Starting as an 18 store regional chain in 198, by March 2000 (following the sale of forty-nine stores located in Oregon and Washington to Blockbuster, Inc.) Video City owned or managed 307 corporate stores and an additional 80-franchised locations over a 12 state area. Mr. Lee is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur and a capital markets executive.

Brian Pallas, Director and Chief Operating Officer since March 2017 and has been a board director since July 1, 2016. In addition Mr. Pallas has been an investor in the company since 2012.

He has over 36 years experience in owning, operating, growing and starting retail, consumer services and manufacturing companies. Mr. Pallas founded and grew a single frozen yogurt shop into the first publicly traded franchise of its kind with 120 stores (owned and franchised) throughout the Southwest and Hawaii with system wide revenues in excess of $45 million.

Mr. Pallas has a degree in business management (UCONN) and leadership skills as a Vistage International facilitator (Chair) of a think tank for CEOs and business owners (private and public) ranging in size from $5 million to $550 million in annual revenue across a wide array of industries. Mr. Pallas is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur.

James Anderson has been a director of the company since 2016 is an executive who has performed in many roles from startup organizations to a sales leadership position at a Fortune 300 Company.

In 2005 he started a new mortgage company growing it to a national platform and ultimately selling his interest in 2008. In 1996 he joined the startup NovaStar Financial where he was part of the executive team that took the company from formation to becoming publicly traded in 1997 and grew the company to over 3,500 employees with a market cap in excess of $1 Billion.

In 1986 Mr. Anderson entered the Mortgage Lending industry, later joining Saxon Mortgage Funding where he was responsible for launching both their Wholesale and Correspondent divisions. Jim graduated with a BS in Business from USC in 1986. Mr. Anderson is qualified to serve on our Board of Directors because of his experience as a successful entrepreneur.

David Danhi, Chief Creative Officer and Director. Resigned in April 2016 and in September 2016 he purchased the intellectual property rights and trademarks to our food business from us. From September 2013 to September 2016 Mr. Danhi has served as our Chief Creative Officer. From October 2012 through September 2013, Mr. Danhi served as our Chief Executive Officer and served as a director of the Company since October 2012.

Algie Hodges, Chief Executive Officer and Director. Resigned as an officer and director on May 1, 2016 when we decided to exit the food business. Mr. Hodges has served as our Chief Executive Officer and as a director of the Company from January 2015 to May 2016.

Peter Goldstein, Director, President, Interim Chief Financial Officer and Secretary. Resigned as an officer and director on December 29, 2015. Mr. Goldstein served as our Director, President and Interim Chief Financial Officer since September 2013. Mr. Goldstein was also a co-founder and served as our President and Director from December 2009 to April 2012.

General Wesley Clark, Director. Resigned on April 8, 2016 while we were deciding to exit the food business. General Clark had served as the Vice Chairman of the Board of Director since July 2013.

Deepak Devaraj, Director Resigned on April 15, 2016. Mr. Devaraj served as a Director since September 2013.

Peter Freix, Director Resigned on April18, 2016 when we decided to exit the food business after being appointed as a director on December 28, 2015.

Scott Cosper, CFO Resigned on April 12, 2017 after being appointed as CFO on December 28, 2016. Mr. Cosper continues to provide accounting services on a consulting basis.

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

At the filing date of this Form 10K our current officers, board of directors and affiliates (10% holders) have met their filing requirements.

Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that for the year ended December 31, 2015, some of our former executive officers, directors and greater-than-ten percent stockholders did not comply with the Section 16(a) filing requirements. Subsequently, all of these officers and directors have resigned from our company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2015 and 2016 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

		Fiscal				Equity	All Other Compensation
Name and Principal Position		Year	Salary($)		Bonus	Awards	(shares)	Total ($)

Robert Lee	1	2016	$
Executive Chairman,		2015	$				980,000
Interim CEO & CFO

Brian Pallas	2	2016		$120,000		1,750,000	500,000		$120,000
Chief Operating Officer

Algie Hodges	3	2016		$80,769		333,333	294,231		$80,769
former CEO and President		2015		$49,039

David Danhi	4	2016		$8,750					$8,750
former Chief Creative Officer		2015		$136,428					$136,428

Peter Goldstein	5	2016	$		$			$
former President, CFO		2015		$180,000
& Treasurer

Mr. Lee, our Executive Chairman, earned $243,333 and $240,000 in 2016 and 2015 respectively, as compensation from his employment agreement, dated July 16, 2012, as amended on September 6, 2013 and has amended on November 18, 2014 and further updated on May 1, 2016. In September 2016 the company issued Mr. Lee 980,000 shares of stock in exchange for $480,421 in back pay and expenses. At December 31, 2016 the company owed Mr Lee $246,667 in back pay and $104,000 in expenses.

Brian Pallas was appointed COO on May 1, 2017 and has been a director of our company since April 27, 2016. On May 1, 2016, the Company entered into a director and consulting agreement with its Director, Brian Pallas. The agreement is for a one year term. Mr. Pallas’ duties under the agreement include assisting the company with accretive acquisitions. For his services, Mr. Pallas will receive a salary of $10,000 per month. He will also be entitled to bonuses based on the purchase price of the acquisitions, ranging from 2%-5%. As a signing bonus, Mr. Pallas was issued 500,000 shares of the Company’s common stock. He also received warrants as follows: (i) 500,000 at $0.50 each with 7 year terms and a cashless option, (ii) 500,000 at $1.00 with 7 year terms and a cashless option, and (ii) 750,000 at $2.00 each with 5 year terms. At December 31, 2016 the company owed Mr. Pallas $458,400 in back pay.

Algie Hodges resigned on May 1, 2016. resigned as an officer and director on May 1, 2016. Mr. Hodges was our CEO & President was appointed CEO on January 26, 2015 and was appointed President on December 28, 2015. Amount paid to Mr. Hodges are per his termination agreement.

Mr. Danhi, our former CCO and CEO resigned in April 2016. He was became Chief Executive Officer of the Company on October 18, 2012 to September 6, 2013, when Mr. Danhi changed roles to become our Chief Creative Officer.

Mr. Goldstein resigned December 28, 2015. He was a Director, President and Interim Chief Financial Officer from September 6, 2013 to December 28, 2015. Mr. Goldstein earned $180,000 in 2015, as compensation from his employment agreement. Prior to his appointment as Director, President and Interim Chief Financial Officer. At December 31, 2016 the company has accrued $180,000 in back pay and $123,022 for expenses.

Employment Agreements

Robert Y Lee Chairman of the Board of Directors, CEO & CFO

Mr. Lee has had entered a series of employment agreements with the company since 2012 as summarized below:

Employment Agreements	Salary		Bonus	Term	Other terms
May 2016	$250,000	A	100 - 300%	3 years	Options + expenses
November 2014	$240,000	B	performance	1 year	expenses
September 2013	$240,000	C	performance	1 year	expenses
July 2012	$120,000	D	$80,000	1 year	expenses

			Price	Life
Options	1,000,000		$0.50	7
Options	1,000,000		$1.00	7
Options	2,000,000		$2.00	5

A.       On May 1, 2016 the Company entered into a new employment agreement with Mr. Lee. Mr. Lee shall be paid the compensation and shall be provided with the benefits described below :

Annual Base Salary of $250,000 (on an annualized basis). The annual base salary payable to Mr. Lee for each Contract Year thereafter shall be an amount determined by the Board in its discretion.

Bonus. Mr. Lee will be eligible for a success bonus in an amount of 100% of Mr. Lee’s Annual Base Salary for closing the Urban Pharms acquisition. Thereafter, based upon the annual goals and objectives agreed to with the Board of Directors, for each fiscal year that Mr. Lee is employed by the Company in which he achieves these annual goals Mr. Lee will be awarded up to three times his then base salary.

Equity Compensation. The company shall grant concurrent with the effective date to Mr. Lee four (4) million fully vested stock options. This stock option shall be exercisable according to the following terms; one million options exercisable on a cashless basis at a price of fifty cents per share until the seventh (7th) anniversary of the date of grant; one million options exercisable on a cashless basis at a price of one dollar per share until the seventh (7th) anniversary of the date of grant; two million options exercisable at a price of two dollars per share until the fifth (5th) anniversary of the date of grant.

Benefits. Mr. Lee shall be entitled to receive benefits under any employee benefit plan or other arrangement made available by the Company to any of its employees (including, without limitation, the Company’s medical, 401(k) and similar plans as may be approved by the Board, collectively, the “Benefits”).

Mr. Lee shall be entitled to twenty days of paid vacation during each year.

Expenses. The Company shall reimburse Mr. Lee for all reasonable travel and other business expenses incurred by Mr. Lee in the performance of his duties to the Company. Such expenses shall be reimbursable in accordance with prevailing policies of the Company upon submission of verifiable receipts. Further, the Company will provide Mr. Lee with a $2,000 per month car allowance.

B.        On November 18, 2014, the Company entered into Amendment No. 2 to its employment agreement with Robert Y. Lee (the “Second Amended Lee Agreement”), which amends Mr. Lee’s employment agreement originally dated July 16, 2013, as amended by Amendment No. 1 dated September 6, 2013. The Second Amended Lee Agreement has a term ending December 31, 2015 and provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Lee shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, the Company shall pay Mr. Lee a success fee, if it closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration paid, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration paid, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Lee’s employment agreement.

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

C.       On September 6, 2013, we entered into Amendment No. 1 to the Employment Agreement (the “Amended Lee Agreement”) with Robert Y. Lee which amends the Lee Employment Agreement dated July 16, 2013. The Amended Lee Agreement provides that Mr. Lee will be appointed as Interim Chief Executive Officer of the Company. Mr. Lee will also continue in his role as Executive Chairman of the Board of Directors. The Amended Lee Agreement has a one year term and will pay Mr. Lee a salary of $240,000 per annum with certain expense reimbursements. In the event that Mr. Lee is replaced as Chief Executive Officer and this agreement is terminated, Mr. Lee is entitled to receive all compensation, benefits and expenses, as provided in the Amended Lee Agreement, for a period of 12 months following the replacement.

D.       On July 16, 2012, the Company entered into an employment agreement (the “Lee Employment Agreement”) with Robert Y. Lee to serve as our Executive Chairman. The agreement stipulates that Mr. Lee will work no fewer than twenty (20) horns per week. In addition, the parties agreed that Mr. Lee shall not engage or participate in any business that is in competition in any manner whatsoever with the business of our company, or any business which our company contemplates conducting or intends to conducts.

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

Brian Pallas, Chief Operating Officer & Director

On May 1, 2016 the Company entered into a new consulting agreement with Mr. Brian Pallas.

Mr. Pallas shall be paid the compensation and shall be provided with the benefits described below:

A.	Annual base compensation: $120,000 ($10,000 per month)

B.	Mr. Pallas shall receive a success bonus based on the value of the purchase price of each acquisition (cash and equivalent) per an agreed formula.

C.	Mr. Pallas shall receive a signing bonus of 500,000 shares of our company’s common stock.

D.	Benefits. Mr. Pallas shall be entitled to receive benefits under any employee benefit plan or other arrangement made available by the Company to any of its employees (including, without limitation, the Company’s medical, 401(k) and similar plans as may be approved by the Board, collectively, the “Benefits”).

E.	Expenses. The Company shall reimburse Mr. Pallas for all reasonable travel and other business expenses incurred in the performance of his duties to the Company. Such expenses shall be reimbursable upon submission of verifiable receipts in accordance with the policies of the Company.

F.	1.75 Million Warrants as follows:

Number of	Issue	Strike	Expire
Warrants	Date	Price	Date
500,000	5/1/2016	$0.50	5/1/2023
500,000	5/1/2016	$1.00	5/1/2023
750,000	5/1/2016	$2.00	5/1/2021

Outstanding Equity Awards at 2016 Fiscal Year End

	Option & Warrant awards				Stock awards
								Equity
								incentive
							Equity	plan
							incentive	awards:
							plan	Market
							awards;	or
							Number	payout
		Equity					of	value of
		incentive			Number	Market	unearned	unearned
		plan			of	value of	shares,	shares,
		awards:			shares	shares	units or	units or
	Number of	Number of			or units	or units	other	other
	securities	securities			of stock	of stock	rights	rights
	underlying	underlying			that	that	that	that
	unexercised	unexercised	Option	Option	have not	have not	have not	have not
	options (#)	unearned	exercise	expiration	vested	vested	vested	vested
Name	exercisable	options (#)	price	date	(#)	($)	(#)	($)

Options
Deepak Devaraj	250,000		$2.00	9/8/2023
	250,000		$3.00	9/8/2023
	250,000		$4.00	9/8/2023
	250,000		$5.00	9/8/2023

Robert Y Lee	1,000,000		$0.50	5/1/2023
	1,000,000		$1.00	5/1/2023
	2,000,000		$2.00	5/1/2021

Warrants
Brian Pallas	500,000		$0.50	5/1/2023
	500,000		$1.00	5/1/2023
	750,000		$2.00	5/1/2021

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

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2015 and 2016, except as follows:

			Fees earned				Option
		Fiscal	or paid in	Stock		Awards	All Other
Name		Year	cash ($)	Awards	Bonus	($)	Compensation	Total ($)

Robert Lee	1	2016	$
		2015

Brian Pallas	2	2016	$

James Anderson	3	2016	$

Peter Freix	4	2016		$50,000

General	5	2016
Wesley K. Clark		2015	$

1	See Officer compensation above

2	See Officer compensation above

3	James Anderson does not have a compensations agreement

4	Peter Freix was appointed to the board of directors on December 28, 2015 and subsequently resigned on April 18, 2016. For his services Mr. Freix received 50,000 shares of common stock.

5	General Clark resigned from the board of directors on April 8, 2016 . On September 6, 2013, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock. These warrants have expired. The warrants had an exercise price of $1.00 and were exercisable for a period of three [3] years.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2016  for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 45,734,208  shares of common stock outstanding on December 31, 2016 .

				Common Stock
Name of Beneficial			Convertible	Beneficially	Percent of
Owner (1)(2)		Common Stock	Securities	Owned	Class **

Urban Pharms, LLC	3	7,000,000		7,000,000	15%
John E. Walker	4	5,000,000		5,000,000	11%
Robert Y. Lee	5	3,734,003	4,712,000	8,446,003	17%
Brian Pallas	6	535,133	2,000,000	2,535,133	5%
James Anderson	7	526,670	37,500	2,526,670	6%
David Danhi	8	4,345,000	70,000	4,415,000	10%

Directors, officers and 5% holders as a group			(6 persons)	29,922,806

Total Common Stock shares issued and outstanding at December 31, 2016				45,734,208

The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the total shares currently issued and outstanding.

1	Unless otherwise indicated, the address of each person is at American Patriot Brands, Inc. 4570 Campus Drive, Suite 1, Newport Beach, CA 92660.
2	Unless otherwise indicated, all ownership is direct beneficial ownership
3	Urban Pharms is a subsidiary of American Patriot Brands, Inc.
4	John E. Walker was a former owner of Urban Pharms and has no ongoing role with the company
5	Includes (i) options & warrants to purchase 4,712,000 shares of common stock which are currently exercisable and (ii) 350,000 shares of common stock held by Joshua Capital, LLC, of which Mr. Lee is the sole owner.
6	Includes warrants to purchase 2,000,000 shares of common stock which are currently exercisable.
7	Includes 37,500 shares of common stock issuable upon the exercise of warrants which are currently exercisable
8	Includes 3,000,000 common shares held in escrow to be returned to the company upon the company meeting specific conditions.

**	The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the 45,734,208 shares currently issued and outstanding.

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

See Note 13 – Related Party Transactions in notes to consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2015 and 2014 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2015	December 31, 2014
Audit fees	$67,500	$67,500
Audited related fees	$—	$—
Tax fees	$—	$—
All other fees	$0	$12,500
Total	$67,500	$80,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by RBSM LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2015 or 2014.

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

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Office*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
32.2	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
101	Interactive Data File (XBRL)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Patriot Brands, Inc. (f.k.a. THE GRILLED CHEESE TRUCK, INC.)

Date:October 4, 2017	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Chief Executive Officer

	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Y. Lee	Executive Chairman,	October 4, 2017
Robert Y. Lee	Director

/s/ Brian Pallas	Director	October 4, 2017
Brian Pallas

/s/ James Anderson	Director	October 4, 2017
James Anderson

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

DECEMBER 31, 2015

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$348,099
Accounts receivable, net	2,170	7,966
Notes receivable, net	-	54,780
Prepaid expenses and other current assets	18,168	14,041

Total current assets	20,338	424,886

Property and equipment, net of accumulated depreciation	49,190	240,652

OTHER ASSETS
Deposits	63,395	87,755

Total other assets	63,395	87,755

TOTAL ASSETS	$132,922	$753,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$27,169	$-
Accounts payable and accrued expenses	1,889,850	953,025
Accounts payable - related parties	484,323	213,432
Payroll tax liabilities and accrued compensation	2,389,214	903,793
Accrued interest	207,040	55,722
Accrued interest - related parties	5,142	1,193
Promissory notes payable, net of unamortized discounts	377,657	-
Related party promissory notes payable, net of unamortized discounts	83,607	25,000
Convertible notes payable, net of unamortized discounts and deferred financing costs	1,450,170	245,957
Advances from related party	10,000	-

Total current liabilities	6,924,172	2,398,122

Long-term portion of convertible notes payable, net of unamortized discounts and deferred financing costs	-	523,124

TOTAL LIABILITIES	6,924,172	2,921,246

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
19,873,679 and 19,591,288 shares issued and outstanding, respectively	19,873	19,591
Additional paid-in capital	14,964,364	13,441,442
Accumulated deficit	(21,775,487)	(15,628,986)

Total stockholders’ deficit	(6,791,250)	(2,167,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,922	$753,293

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014

Net revenue
Food truck sales	$2,004,655	$2,392,342
Catering and special events	522,428	710,446
Licensing	37,406	547,233

Total revenues	2,564,489	3,650,021

Cost of sales
Food and beverages	733,452	899,847
Food truck expenses	1,162,176	2,050,453
Commissionary and kitchen expenses	265,936	417,846

Total cost of sales	2,161,565	3,368,146

Gross profit	402,924	281,875

Operating expenses
General and administrative	4,496,037	7,064,874
Selling costs	275,333	223,322
Consulting expenses - related parties	602,758	74,357
Depreciation	85,007	75,357
Bad debts	61,377	278,551
Impairment of assets	334,856	-

Total operating expenses	5,855,368	7,716,461

Net operating loss	(5,452,444)	(7,434,586)

Other income (expense)
Interest expense	(220,549)	(284,801)
Amortization of beneficial conversion feature	(80,096)	(109,378)
Amortization of deferred financing costs	(70,865)	(235,968)
Amortization of debt discount	(285,335)	(64,693)
Interest income	-	11,018
Other income from asset sale	-	450,000
Loss on settlement of debt	(37,213)	-
Loss on asset disposals	-	(43,800)

Total other income (expense)	(694,057)	(277,622)

Net loss before income taxes	(6,146,501)	(7,712,208)

Provision for income taxes	-	-

Net Loss	$(6,146,501)	$(7,712,208)

Basic and Diluted - Earnings (loss) Per Share	$(0.31)	$(0.50)

Basic and Diluted - Weighted Average Number of Shares Outstanding	19,817,821	15,524,236

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ending December 31, 2015 and 2014

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders Equity (Deficit)

Balance, December 31, 2013	-	$-	11,801,257	$11,802	$3,028,545	$(7,916,778)	$(4,876,431)

Shares issued in connection with settlement of accounts payable, promissory note and promissory note - related party	-	-	238,951	239	298,448	-	298,687

Shares issued in connection with private placement	-	-	1,824,500	1,825	2,278,800	-	2,280,625

Shares issued for services	-	-	1,775,880	1,775	2,218,075	-	2,219,850

Shares issued in connection with conversion of convertible notes payable	-	-	3,620,700	3,620	3,617,077	-	3,620,697

Shares issued to satisfy accrued compensation	-	-	330,000	330	412,500	-	412,830

Financing costs	-	-	-	-	(10,000)	-	(10,000)

Fair value of warrants for services	-	-	-	-	1,052,762	-	1,052,762

Fair value of warrants in connection with subscription agreement	-	-	-	-	219,500	-	219,500

Fair value of options to employee	-	-	-	-	216,357	-	216,357

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	-	-	-	-	109,378	-	109,378

Net loss	-	-	-	-	-	(7,712,208)	(7,712,208)

Balance, December 31, 2014	-	-	19,591,288	19,591	13,441,442	(15,628,986)	(2,167,953)

Shares issued in connection with settlement of accounts payable	-	-	140,250	140	175,172	-	175,313

Shares issued for services	-	-	30,000	30	37,470	-	37,500

Shares issued in connection with conversion of convertible notes payable	-	-	62,640	63	62,577	-	62,640

Shares issued in connection with exercise of warrants	-	-	49,500	49	99,951	-	100,000

Fair value of warrants issued for services	-	-	-	-	196,862	-	196,862

Fair value of warrants issued in connection with issuance of promissory notes payable	-	-	-	-	386,088	-	386,088

Fair value of vested options to employees	-	-	-	-	398,919	-	398,919

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	-	-	-	-	165,883	-	165,883

Net loss	-	-	-	-	-	(6,146,501)	(6,146,501)

Balance, December 31, 2015	-	$-	19,873,678	$19,873	$14,964,364	$(21,775,487)	$(6,791,250)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(6,146,501)	$(7,712,208)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	85,007	75,357
Amortization of beneficial conversion feature	80,096	109,378
Amortization of deferred financing costs	70,866	235,967
Amortization of debt discount	285,335	64,694
Fair value of shares of common stock and warrants exceeding liability satisfied	40,519	70,234
Fair value of options and warrants issued for services	196,862	1,488,617
Fair value of shares of common stock issued for services	37,500	2,219,850
Loss on disposition of equipment	-	43,800
Bad debt expense	61,377	278,551
Impairment of assets	334,856	-
Stock options issued for services	398,919	-
Stock to be issued for services	144,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,801)	(44,433)
(Increase) decrease in notes receivable	12,000	(27,780)
(Increase) decrease in prepaid expenses and other current assets	(4,127)	11,723
(Increase) decrease in other assets	24,360	-
Increase (decrease) in accounts payable and accrued expenses	1,074,924	-
Increase (decrease) in accounts payable - related parties	270,891	27,149
Increase (decrease) in payroll tax liabilities and accrued compensation	1,485,421	977,623
Increase (decrease) in accrued interest	160,651	177,455
Increase (decrease) in accrued interest - related party	3,949	-
Increase (decrease) in deferred asset sale and other	-	(450,000)

Net cash used in operating activities	(1,539,896)	(2,454,023)

Cash Flows from Investing Activities
Proceeds from disposition of equipment	-	25,000
Purchase of property and equipment	(28,400)	-
Purchase of licensing rights	(200,000)	(6,591)

Net cash (used in) provided by investing activities	(228,400)	18,409

Cash Flows from Financing Activities
Increase in bank overdraft	27,169	15,040
Proceeds from convertible notes payable	1,159,000	475,000
Proceeds from promissory notes	410,800	85,000
Proceeds from promissory notes - related parties	90,000	-
Payment of promissory note	(21,773)	(104,311)
Payment of promissory note- related parties	(25,000)	-
Advances from related party	10,000	-
Deferred finance costs	(330,000)	(10,000)
Proceeds from exercise of warrants and sale of common stock	100,000	2,280,625

Net cash provided by financing activities	1,420,196	2,741,354

Net (decrease) increase in cash and cash equivalents	(348,099)	305,740

Cash and cash equivalents, beginning of period	348,099	42,359

Cash and cash equivalents, end of period	$-	$348,099
Supplemental Cash Flow Information:
Cash paid for interest	$10,754	$6,000
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$14,002
Issuance of common stock for conversion of notes and accrued interest	$-	$42,852
Issuance of common stock for conversion of convertible notes and accrued interest	$62,640	$3,620,697
Issuance of common stock in satisfaction of accounts payable	$175,313	$509,665
Issuance of common stock in satisfaction of accrued compensation	$-	$145,000
Fair value of warrants issued in connection with notes payable	$368,088	$-
Beneficial conversion feature	$165,833	$109,378
Sale of vehicle and assignment of note payable	$-	$53,390
Common stock to be issued for deferred financing cost, included under accounts payable and accrued expenses	$235,000	$-
Note receivable from sale of vehicle	$-	$51,000

The accompanying notes are an integral part of these consolidated financial statements.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

In September 2016 the Company changed its corporate name from “The Grilled Cheese Truck, Inc.” to “American Patriot Brands, Inc.”. On February 19, 2013, following the Share Exchange Transaction, the Company changed its corporate name from “TRIG Acquisition 1, Inc.” to “The Grilled Cheese Truck, Inc.”

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

In May 2016, the Company elected to discontinue its food truck operations and enter the U.S. cannabis industry.

2.	Going Concern and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash and working capital deficiency of $0 and $6,903,836 respectively, at December 31, 2015. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the year ended December 31, 2015 was $6,146,501 and the deficit accumulated by the Company amounts to $21,775,488 as of December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

d.	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts and notes receivable, useful life of fixed assets, deferred income tax asset valuation allowances, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was an impairment at December 31, 2015 of $134,856.

f.	Accounts Receivable

Accounts receivable are generally unsecured. The majority of the Company’s sales are in cash from truck stop sales. Receivables relate to catering and special event sales. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2015 and 2014, the allowance for doubtful accounts amounted to $56,134 and $51,723, respectively.

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

Advertising costs, which are included in selling costs in the accompanying Statements of Operations, are expensed when incurred. These costs consist primarily of printing for signs, menus, and promotional items. Also included are costs of web based advertising. Total advertising expenses for the years ended December 31, 2015 and 2014 amounted to $15,766 and $42,989, respectively.

i.	Beneficial Conversion Feature

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $80,096 and $109,378 during the years ended December 31, 2015 and 2014, respectively.

j.	Long-lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the years ended December 31, 2015, the Company recorded an impairment of certain licensing rights amounting to $200,000.

k.	Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings per Share”. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2015 and 2014 have been excluded from the per share computations:

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

	As of
	December 31,
	2015	2014
Convertible notes	1,470,667	711,667
Options issued to employee	2,000,000	1,000,000
Warrants	10,310,284	9,710,951
	13,794,966	11,422,618

l.	Income Taxes

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

m.	Sales Taxes

The Company’s revenues in the statements of operations are net of sales taxes.

n.	Fair Value of Financial Instruments

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2015 and 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2015 and 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, other receivable, accounts payable and accrued expenses, notes payable, promissory notes and due from licensee- including related party liabilities- approximate their fair value due to the short term maturity of these items.

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

o.	Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

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

p.	Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the straight line method. The Company recognized amortization expense related to the deferred finance costs totaling $70,865 and $235,968 during the years ended December 31, 2015 and 2014, respectively. In accordance with ASU No. 2015-03, deferred finance costs, net of accumulated amortization, in the amount of $259,237 and $103 have been included as a contra to the corresponding convertible notes payable in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

q.	Intangible Asset

On July 31, 2015 the Company entered into a licensing agreement with Kiosk Concepts, Inc. for the use of the “the Original Soupman” brand and recipes. In connection with the licensing agreement the Company made advance payments in the amount of $200,000 during the year ending December 31, 2015. In May 2016 the Company elected to discontinue it food truck operations and determined that the licensing agreement was no longer necessary. The Company fully impaired the intangible asset at December 31, 2015 (see Note 3 j. - Impairment of Long-Lived Assets).

r.	Stock-Based Compensation

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options under the fair value method using a Black Scholes valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting fair value method provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

s.	Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

t.	Recently Issued Accounting Standards

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of our 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively by recording a cumulative- effect adjustment to retained earnings as of the beginning of the adoption period. We are assessing the potential impact this guidance will have on its financial statements.

Stock Compensation - Employee Share-Based Payments

In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, hi addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. The guidance is effective beginning in the first quarter of our 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

●	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision.

●	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows.

●	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ended December 31, 2015. Accordingly, the accompanying consolidated balance sheets at December 31, 2016 and 2015 reflect the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties hi the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2015, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively. Early adoption is permitted and we adopted ASU 2015-03 in the second quarter of 2015. Subsequently, in August 2015, the FASB issued No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 codifies the SEC’s position that it would be allowable for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

4.	Notes Receivable

The Company had promissory notes from licensees aggregating $31,990 and $54,780 outstanding at December 31, 2015 and 2014, respectively. The notes receivable bear interest ranging between 0% and 3.25%. The principal amount on the notes receivable are generally due within 12 months from issuance or payable upon demand. The Company recognized $0 and $10,790 of interest income in connection with such notes during the years ended December 31, 2015 and 2014, respectively. Due to the uncertainty of collectability, the Company has recorded an allowance of $269,608 and $226,828 against these notes and related interest receivable as of December 31, 2015 and 2014, respectively.

5.	Due from Licensee

On September 27, 2013, a licensee issued a promissory note to the Company relating to a one-time license fee in the amount of $250,000. The note matures on September 28, 2016 and bears interest at 3% per annum. Due to the uncertainty of collectability the Company has recorded an allowance for the full amount of the note as of December 31, 2015.

6.	Property, Equipment and Vehicles Held for Sale

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014

POS systems	$21,358	$21,358
Food service equipment	39,681	39,681
Truck equipment	257,316	5,346
Vehicles	25,956	248,926
Leasehold improvements	10,703	10,703
Computers	2,334	5,334
Furniture and fixtures	11,924	8,924
Total	369,272	340,272
Accumulated impairment	(134,856)	-
Accumulated depreciation	(185,226)	(99,620)
Total property and equipment, net	$49,190	$240,652

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $85,007 and $75,357, respectively. During the year ended December 31, 2015 the Company recorded impairment charges totaling $134,856 related to truck equipment.

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

7.	Convertible Notes

The Company’s convertible promissory notes at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and December 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$645,000	$370,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	125,000
Convertible note payable, bearing interest at 12%, maturing December 2015, principal and accrued interest convertible at the holder’s option at a price of $1.00 per share	134,000	-
Convertible note payable, bearing interest at 10%, maturing between June 2016 and December 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	1,050,000	350,000

Unamortized deferred finance costs	(259,237)	(103)
Unamortized debt discount	(244,593)	(75,816)
Total	1,450,170	769,081
Less: Current portion	(1,450,170)	(245,957)
Long-term portion	$-	$523,124

The Company generated proceeds of $1,159,000 and $475,000 from the issuance of convertible promissory notes during the years ended December 31, 2015 and 2014, respectively.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

In January 2015 the Company executed a term sheet with R2S, LLC to raise up to $1,500,000 of secured convertible notes payable. The notes are senior to all future debt financing of the Company and secured by all current and future assets. The term sheet also prohibits the Company from issuing other debt securities pari-passu with the secured notes. As of December 31, 2015, $1,275,000 of notes payable were secured.

The Company issued 62,640 and 3,620,700 shares of its common stock to satisfy its obligations pursuant to convertible notes during the year ended December 31, 2015 and 2014, respectively. The aggregate amount of principal and accrued interest satisfied by the issuance of shares of common stock amounted to $59,333 and $3,620,697 during the years ended December 31, 2015 and 2014, respectively.

In connection with the issuance of the convertible notes payable issued during the year ended December 31, 2015, the Company issued 764,333 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.50-$4.00 per share and will mature within 3 years from their issuance date.

In connection with the issuance of the convertible notes payable issued during the year ended December 31, 2014, the Company granted 341,667 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.50-$4.00 per share and will mature within 3 years from their issuance date.

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $165,883 and $109,378 during the years ended December 31, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized interest expense of $656,845 and $694,841, including amortization of debt discount of $285,335 and $64,694, amortization of beneficial conversion feature of $80,096 and $109,378 and amortization of deferred finance costs of $70,865 and $235,968 during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 six convertible promissory notes totaling $359,000 had matured and were not repaid as of their maturity dates.

8.	Promissory Notes Payable

The Company’s promissory notes at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Five secured notes payable, bearing interest at 12%, maturing between October 2015 and March 2016	$157,400	$-
Two unsecured notes payable, bearing interest at 12%, maturing December 2015	175,000	-
Unsecured revenue advances	56,627	-

Unamortized debt discount	(11,370)	-
Total	377,657	-
Less: Current portion	(377,657)	-
Long-term portion	$-	$-

The Company generated proceeds of $410,800 and $85,000 from the issuance of promissory notes during the years ended December 31, 2015 and 2014, respectively.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

In connection with the issuance of the promissory notes payable during the year ended December 31, 2015, the Company issued 295,000 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.00-$2.00 per share and will mature within 3 years from their issuance date.

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

During the year ended December 31, 2015, the Company issued five secured notes payable totaling $170,000. The notes are secured by all the Company’s current and future assets.

During the year ended December 31, 2015, the Company issued two unsecured promissory notes totaling $175,000.

During the year ended December 31, 2015, the Company entered into three future receivables purchase and sale agreements. The Company receives advances totaling $65,800 pursuant to these agreements and agreed to repay the advances, along with a service fee, out of future collection of accounts receivable. The Company expects to replay the advances in full during 2016 and has included these amounts in the Promissory notes on the consolidated balance sheets.

As of December 31, 2015 five promissory notes totaling $345,000 had matured and were not repaid as of their maturity dates.

9. Promissory Notes Payable – Related Party

The Company’s promissory notes with related parties at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Three secured notes payable, bearing interest at 12%, maturing March 2016	$45,000	$-
Unsecured note payable, bearing interest at 12%, maturing December 2015	45,000	-
Unsecured note payable, bearing interest at 10%, maturing on the next financial closing date	-	25,000

Unamortized debt discount	(6,393)	-

Total	83,607	25,000
Less: Current portion	(83,607)	-
Long-term portion	$-	$25,000

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The Company generated proceeds of $90,000 and $25,000 from the issuance of promissory notes with related parties during the years ended December 31, 2015 and 2014, respectively.

In connection with the issuance of the notes payable with related parties during the year ended December 31, 2015, the Company granted 90,000 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $2.00-$4.00 per share and will mature within 3 years from their issuance date.

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

As of December 31, 2015 five promissory notes-related parties totaling $90,000 had matured and were not repaid as of their maturity dates.

10.	Warrants

Warrants to purchase 10,322,284 shares were outstanding and exercisable as of December 31, 2015. The weighted average exercise price was $2.14, with exercise prices ranging from $1.00 to $4.00 per share. The outstanding weighted average remaining contractual life as of December 31, 2015 as 1.60 years, with expiration dates ranging from January 10, 2016 to November 3, 2019. As of December 31, 2015 the intrinsic value of all warrants was $0.

The following table summarizes the warrant activity for the years ending December 31, 2015 and 2014:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at December 31, 2013	4,866,000	$1.89
Issued	4,844,951	2.28
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	9,710,951	2.08
Issued	1,536,333	2.43
Exercised	49,500	2.12
Expired	875,500	2.00
Outstanding at December 31, 2015	10,322,284	$2.14

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Transactions involving the Company’s warrant issuance are summarized as follows:

Warrants issued concurrent with convertible notes

In connection with the issuance of its convertible notes, the Company issued 764,333 and 341,667 warrants to the noteholders during the years ended December 31, 2015 and 2014, respectively. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $349,349 and $109,378 during the years ended December 31, 2015 and 2014, respectively, has been recognized as debt discount.

Warrants issued concurrent with promissory notes

In connection with the issuance of its promissory notes, the Company issued 295,000 warrants to the noteholders during the year ended December 31, 2015. The fair value of the warrants, which amounted to $169,436 during the year ended December 31, 2015, has been recognized as debt discount.

Warrants issued concurrent with related party promissory notes

In connection with the issuance of its related party promissory notes, the Company issued 90,000 warrants to the noteholders during the years ended December 31, 2015. The fair value of the warrants, which amounted to $52,554 during the year ended December 31, 2015, has been recognized as debt discount.

Warrants issued for services

During the year ended December 31, 2015, the Company issued 387,000 warrants valued at $196,862 for services rendered. The warrants expire between January and December 2018 and are exercisable at a price of $2.00 per share.

During the year ended December 31, 2014, the Company issued 1,882,000 warrants valued at $993,212 for services rendered. The warrants expire between April and December 2019 and are exercisable at a price ranging between $1.00 and $3.00 per share.

During the year ended December 31, 2014, the Company issued 500,000 warrants valued at $219,500 in connection with subscription agreement. The warrants expire in December 2017 and are exercisable at $2.50 per share

Warrants issued pursuant to private placement

The Company issued 1,824,500 warrants in connection with a private placement consisting of shares of common stock during the year ended December 31, 2014. The warrants expire in three years from their issuance date and are exercisable at price of $2.50 per share.

Warrants issued pursuant to settlement of promissory notes

The Company issued 9,375 and 3,125 warrants pursuant to the settlement of certain promissory notes and promissory notes-related party in January 2014. The warrants expire in January 2017 and are exercisable at a price of $2.00 per share (see Note 8 and 9).

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

Exercise of warrants

During the year ended December 31, 2015, 49,500 warrants were exercised at an average price of $2.12 per share. The Company issued 49,500 shares of common stock to the holders of these warrants upon exercise.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:	2015	2014
Risk-free interest rate at grant date	0.75%-1.31%	0.76%-1.10%
Expected stock price volatility	80%-130%	80%
Expected dividend payout	—	—
Expected life-years	(a )	(a )

(a) All warrants issued expire in 3-5 years. The average remaining life of the warrants is 1.60 years.

11.	Commitments and Contingencies

Operating Leases

On September 1, 2013 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under a five-year term totaling $345,132. Under the terms of the lease the Company paid a deposit of $10,620 which has been recorded in Other Assets. Rental expense for the commissary kitchen for the year ended December 31, 2015 and 2014 totaled $69,246 and $64,992, respectively and over the remaining term was as follows: $70,302 for 2016; $73,116 for 2017; and $37,272 for 2018.

On July 1, 2010 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under an informal lease letter agreement directly with the Landlord. The rental terms of the lease are on a month to month basis.

On October 21, 2009 the Company executed a Vehicle and Maintenance Agreement with a Los Angeles based mobile food truck vendor. The agreement provides for rental of one or more mobile food trucks on a month to month basis after an initial six minimum month term per truck where rent is payable daily upon return of the truck to the vendor’s service and parking facility.

Combined rental expense for kitchen facilities and food truck rental for the year ended December 31, 2015 and 2014 were $327,804 and $441,764, respectively.

Litigation:

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Contingency related to outstanding payroll tax liabilities:

The Company has payroll tax liabilities of approximately $1,316,065 due to federal and various state taxing authorities as of December 31, 2015. The amounts have been included in payroll tax liabilities and accrued compensation on the consolidated balance sheets. If the Company does not satisfy these liabilities, the taxing authorities may place liens on its bank accounts which would have a negative impact on its ability to operate. Further, the actual liability may be higher due to interest or penalties assessed by same taxing authorities.

Letters of Intent:

On January 27, 2015, the Company entered into three letters of intent to acquire the assets of DJ, Brinton Lake, LLC, DJR King of Prussia, Inc. and DJR Suburban Square, Inc. from the same party. The Company elected not to proceed with the letters of intent and the letters of intent expired on October 31, 2015. The Company has no further obligation related to these letters of intent as of December 31, 2015.

Contingency related to outstanding payroll tax liabilities:

On July 31, 2015, the Company entered into a side letter agreement (the “Franchise Side Letter”) between the Company and Soupman, Inc., confirming the Master Franchise Agreement between the Company and Kiosk Concepts, Inc. Payments of $100,000 to acquire the Master Franchise Agreement were paid to Kiosk Concepts, Inc. in August and December 2015. In May 2016 the Company elected to discontinue its food truck operations and ceased making payments under the Master Franchise Agreement. The Master Franchise Agreement was terminated due to non-payment. The Company has no further obligations under the Master Franchise Agreement as of December 31, 2015.

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

As of December 31, 2015 and 2014, no preferred stock was issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock.

Shares issued pursuant to Conversion of Convertible Note Payable

The Company issued 62,640 shares of its common stock valued at $62,640 upon conversion of convertible notes payable of $50,000 and accrued interest of $9,333 during the year ended December 31, 2015.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The Company issued 3,620,700 shares of its common stock valued at $3,620,697 upon conversion of convertible notes payable of $3,150,000 and accrued interest of $470,697 during the year ended December 31, 2014.

Shares issued pursuant to Services

The Company issued to certain consultants 30,000 shares of its Common Stock in consideration for services rendered during the year ended December 31, 2015. The fair value of the shares amounted to $37,500 during the year ended December 31, 2015.

The Company issued to certain consultants 741,130 shares of its Common Stock in consideration for services rendered during the year ended December 31, 2014. The fair value of the shares amounted to $930,163 during the year ended December 31, 2014. The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement during the corresponding periods, which occurred contemporaneously with such transactions.

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

Shares issued pursuant to exercise of warrants

The Company issued 49,500 shares of its Common Stock in conjunction with the exercise of 49,500 warrants during the year ended December 31, 2015. The average exercise price was $2.12 per share for an amount totaling $100,000 for the year ended December 31, 2015.

Shares issued pursuant to Satisfaction of Accounts Payable and Accrued Compensation

The Company satisfied its obligations with a consultant and issued 140,250 shares of its Common Stock during the year ended December 31, 2015. The fair value of the shares amounted to $175,313 during the year ended December 31, 2015.

The Company satisfied its obligations with certain parties during the year ended December 31, 2014, as follows:

Party (ies)	Shares of common stock issued	Carrying value of liability satisfied
Certain Vendors	98,951	$123,689
Company’s Chief Executive Officer	112,000	140,000
Company’s Chief Financial Officer	36,000	45,000
Company’s Chief Creative Officer	70,000	87,500
One of the Company’s Directors	112,000	140,000
A relative of one of the Company’s Directors	40,000	50,000

The fair value of the price per share for the aforementioned transactions was based on the price per share of its private placement, which occurred contemporaneously with such transactions.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs, separate from the Clark Group agreement.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Shares issued pursuant to Private Placement

The Company generated gross proceeds of $2,280,625 by issuing 1,824,500 shares of its Common Stock pursuant to a private placement during the year ended December 31, 2014.

On October 8, 2013, the Company commenced an offering of up to $5,000,000 representing 4,000,000 Units for $1.25 per unit. Each Unit consists of: (i) one share (the “Shares”) of Company common stock, par value $ 0.001 per share (“Common Stock”) and (ii) a warrant (the “Warrants”) to purchase one share of Common Stock (the “Warrant Shares”). The Warrants may be exercised until October 31, 2016 at an exercise price of $2.50 per Warrant Share. Through December 31, 2015, the Company issued 104,000 shares of common stock in connection with such closings.

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

The Company recorded share-based payment expenses amounting to $398,919 and $216,356 during the years ended December 31, 2015 and 2014 in connection with all options outstanding respectively. The amortization of share-based payment was recorded in general and administrative expenses.

On January 26, 2015, the Company granted options under the 2013 Plan to Al Hodges, pursuant to his employment agreement, to purchase 1,000,000 common shares as follows: (i) 333,333 common shares at $3.00 per share that vest on January 26, 2016; (ii) 333,333 common shares at $3.00 per share that vest on January 26, 2017; (iii) 333,334 common shares that vest on January 26, 2018. Each of the options are exercisable for a term of five years.

The Company granted 1,000,000 options in September 2013, as follows: (i) 250,000 options with an exercise price of $2.00 per share (ii) 250,000 options with an exercise price of $3.00 per share (iii) 250,000 options with an exercise price of $4.00 per share, and (iv) 250,000 options with an exercise price of $5.00 per share. Each of the options are exercisable for a term of 10 years. These were the only options granted and outstanding at December 31, 2014.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The fair value of the options granted during the year ended December 31, 2015 are based on the Black Scholes Model using the following assumptions:

Exercise price:	$3.00
Market price at date of grant:	$1.25
Volatility:	80%
Expected dividend rate:	0
Expected terms (years):	5
Risk-free interest rate:	1.36%

A summary of the activity during 2015 and 2014 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2014	1,000,000	$3.50
Granted	—
Exercised
Expired or cancelled
Outstanding at December 31, 2014	1,000,000	$3.50	$—
Granted	1,000,000	3.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2015	2,000,000	$3.25	$—

All options issued expire in approximately 4-8 years. The average remaining life of the options is 5.88 years. As of December 31, 2015 the intrinsic value of all options was $0.

The total compensation cost related to options not yet recognized amounted to $540,245 and $350,319 at December 31, 2015 and 2014 respectively, and the Company expects that it will be recognized over the remaining period of 25 months.

13.	Related Party Transactions

The related party transactions for the years ended December 31, 2015 and 2014, are summarized below:

a.	TRIG Capital Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement with TRIG Capital Group, LLC whose members are Alfonso J. Cervantes, a shareholder and the Company’s former President, Secretary and a director of the Company, Robert Lee, the Executive Chairman, Principal Financial Officer and a director of the Company and Peter Goldstein, a shareholder and financial advisor to the Company, at that time. The term of the agreement shall begin on the effective date and continue until such agreement is terminated by the parties. Pursuant to the advisory agreement, TRIG Capital will provide the Company with foreign and domestic marketing services, management advice and support regarding operations, administrative services, and assist with business development as required by the Company. In addition, TRIG Capital will assist management in establishing its franchising operations and assisting in the sale of these franchises. Under the advisory agreement, TRIG Capital may engage third parties reasonably acceptable to the Company to assist in its efforts to satisfy the terms of the Agreement, but TRIG Capital shall be liable for any such payments made to third parties engaged by TRIG Capital.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

As compensation for such services, the Company granted TRIG Capital the TRIG Warrant to purchase 1,800,000 shares of Common Stock. The TRIG Warrant is exercisable until July 16, 2017. The TRIG Warrant is exercisable at $2.00 or on a cashless basis if the market price of the Company’s Common Stock is less than the exercise price or $2.00. The 1,800,000 warrants were subsequently transferred to Mr. Cervantes, Mr. Goldstein and Mr. Lee, equally. In addition to the warrant, the Company will pay TRIG Capital a cash bonus of ten (10%) percent of the purchase price of any franchises that TRIG Capital may sell on behalf of the Company after completion of the Share Exchange Transaction for a period of five (5) years. Additionally, TRIG Capital will receive a monthly fee of $7,000 on the last day of each month for a period of no less than 18 months. During the years ended December 31, 2014, the Company incurred no fees under this agreement. The Company has an accounts payable of $0 as of December 31, 2015. This agreement lapsed in January 2014.

b.	Villard Advisory Agreement

On July 16, 2012, the Company entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard (the “Advisor”). The parties agreed that from July 1, 2012 until June 30, 2013, the Advisor would perform advisory services for the Company, as well as serving as member of the Company’s Board. The Advisor will devote, on a non-exclusive basis, the necessary time, energy and efforts to the business of the Company and to use his best efforts and abilities to faithfully and diligently promote the Company’s business interests. The Company will pay the Advisor $45,000, consisting of: (i) $22,500 of shares of the Company’s Common Stock to be issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby the Company will issue $22,500 of shares or 45,000 shares over the requisite service period based upon a 50% discount of the $1.00 per share price of Common Stock sold in the 2012 private placement offering. On September 6, 2013, the Company amended the Villard Advisory Agreement by extending the term of the agreement through February 28, 2014. During the year ended December 31, 2014 the Company incurred fees of $11,250. The Company has an accounts payable of $0 and $16,375 at December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, the Company issued 13,100 shares of its Common Stock to satisfy certain obligations to Mr. Villard amounting to $16,375. Additionally, the Company issued 31,750 and 45,000 shares of its Common Stock to Mr. Villard for services rendered during the years ended December 31, 2014. The fair value of the common stock amounted to $39,688.

c.	Grandview Capital Advisory Agreement

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

d.	Peter Goldstein Agreement

On November 18, 2014, the Company entered into Amendment No. 1 to its employment agreement with Peter Goldstein (the “Amended Goldstein Agreement”), which amends Mr. Goldstein’s employment agreement dated September 6, 2013. The Amended Goldstein Agreement provides that Mr. Goldstein will serve as Treasurer of the Company in addition to his roles as President, Interim Chief Financial Officer and Secretary of the Company. The Amended Goldstein Agreement provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Goldstein shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, pursuant to the Amended Goldstein Agreement, the Company shall pay Mr. Goldstein a success fee, if the Company closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company, in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Goldstein’s employment agreement.

The Amended Goldstein Agreement ended on December 31, 2015. The Company owed Mr. Goldstein $313,022 and $28,125 in accrued compensation and expenses pursuant to the Amended Goldstein Agreement for the years ended December 31, 2015 and 2014, respectively. The amount was included in payroll tax liabilities and accrued compensation on the consolidated balance sheets.

e.	Clark Group Agreement

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

During the years ended December 31, 2015 and 2014, the Company incurred fees of $243,589 and $240,000, respectively and had an accounts payable balance of $334,323 and $90,734 as of December 31, 2015 and 2014, respectively, which has been included in Accounts payable- related parties on the consolidated balance sheets. The Company issued 112,000 shares of its Common Stock to General Clark in satisfaction of liabilities amounting to $140,000 during the year ended December 31, 2014.

f.	Robert Y. Lee Agreement

On November 18, 2014, the Company entered into Amendment No. 2 to its employment agreement with Robert Y. Lee (the “Second Amended Lee Agreement”), which amends Mr. Lee’s employment agreement originally dated July 16, 2013, as amended by Amendment No. 1 dated September 6, 2013. The Second Amended Lee Agreement provides that in the event that the Company completes a private placement offering commencing in May 2013, Mr. Lee shall receive a cash payment of $100,000 if the Company raises a minimum of $5,000,000 in that offering. Also, the Company shall pay Mr. Lee a success fee, if it closes on an acquisition, merger or joint venture or similar transaction, payable in the same form of consideration paid by the Company in the amount of (i) 2.5% of the first $5,000,000 of total consideration paid, or any part; (ii) plus, 2% of the second $5,000,000 of total consideration paid, or any part; (iii) plus, 1.5% of the third $5,000,000 of total consideration paid, or any part; (iv) plus, 1% of the next $5,000,000 of total consideration paid, or any part; (v) plus, 0.5% of the balance of total consideration paid. No other material amendments were made to Mr. Lee’s employment agreement.

The Second Amended Lee Agreement ended on December 31, 2015. The Company owed Mr. Lee $480,421 and $55,000 in accrued compensation and expenses pursuant to the Second Amended Lee Agreement as of December 31, 2015 and 2014, respectively. The amount was included in Payroll tax liabilities and accrued compensation on the consolidated balance sheet.

g	David Danhi Agreement

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

The Amended Danhi Agreement ended in September 2016. The Company owed Mr. Danhi $31,030 and $39,869 in accrued compensation and expenses pursuant to the Amended Danhi Agreement as of December 31, 2015 and 2014, respectively. The amount was included in payroll tax liabilities and accrued compensation on the consolidated balance sheet.

h.	PBNJ Advisory Agreement

On November 18, 2014, the Company entered into Amendment No. 1 to its advisory agreement (the “Amended PBNJ Agreement”) with PBNJ Advisors, Inc. (“PBNJ”), which amends PBNJ’s advisory agreement dated April 14, 2014. The Amended PBNJ Agreement has a term that continues through December 31, 2015 and provides for compensation to PBNJ in the amount of 75,000 shares of Common Stock and 75,000 warrants to purchase Common Stock, such warrants exercisable for a period of 3 years at price of $2.00 per share. The Amended PBNJ Agreement also provides that both parties may terminate the agreement upon 30-day written notice. No other material amendments were made to PBNJ’s advisory agreement. On December 31, 2014, the Company entered into Amendment No. 2 to its advisory agreement (the “Amended #2 PBNJ Agreement”) with PBNJ, which amends PBNJ’s advisory agreement dated April 14, 2014. The Amended #2 PBNJ Agreement provides for compensation to PBNJ in the amount of 20,000 shares of Common Stock.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The Amended #2 PBNJ Agreement ended on December 31, 2015. The Company owed PBNJ $89,912 and $12,000 in accrued consulting fees pursuant to the Amended #2 PBNJ Agreement as of December 31, 2015 and 2014, respectively. The amounts have been included in Accounts Payable- Related Parties on the consolidated balance sheets

i.	Advances from related party

From time to time, Company officers advance funding to the Company to cover operating expenses. Cash advances from officers do not accrue interest and have no formal repayment terms. During the year ended December 31, 2015, there were advances from one officer totaling $10,000. As of December 31, 2015, there was $10,000 of outstanding advances.

j.	Issuance of shares to the Company’s officers

During the year ended December 31, 2014, the Company satisfied the following liabilities with certain officers of the Company by issuing shares of its Common Stock as follows:

	Shares of
	Common stock	Carrying value of
Party (ies)	and warrants issued	liability satisfied
Company’s Chief Executive Officer	112,000	$140,000
Company’s Chief Financial Officer	36,000	45,000
Company’s Chief Creative Officer	70,000	87,500
A relative of one the Company’s directors	40,000	50,000

Additionally, the Company issued to one of its former Board members 31,750 shares of its Common Stock during the year ended December 31, 2014. The fair value of the shares amounted to $39,688.

The relative of one of the Company’s directors performed advisory services in connection with veteran affairs separate from the Clark Group agreement.

14.	Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s cost of goods sold for the years ended December 31, 2015 and 2014, respectively.

Suppliers	Year ended December 31, 2015	Year ended December 31,2014
A	0%	32%

For the year ended December 31, 2014, the Company had one supplier who accounted for approximately $618,000 of their purchases used for production or approximately 18% of total cost of sales for the year then ended. The amount payable to supplier A at December 31, 2014 amounted to $39,237.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

The assets purchased were fixed assets of equipment and vehicles totaling $543,439, which initially were recorded at the carrying value, which at the time the Company estimated to approximate their fair market value and intellectual property valued at $138,944. The fair value allocation of intellectual property is based on management estimates. At December 31, 2013, the Company determined a full impairment of the identifiable intellectual property, including but not limited to all customer contracts, property leases, intellectual property, vehicles, books and records, licenses and corporate and trade names, was necessary. In addition, the Company assumed a liability totaling $53,390 for a finance arrangement relating to the purchase of a vehicle which it sold in January 2014 (see Note 6).

The Company also agreed to appoint Mr. Devaraj to the Company’s Board, and, for so long as Mr. Devaraj holds any shares of Common Stock, the Board shall take all reasonable actions such that Mr. Devaraj shall be nominated to serve as a member of the Board. Additionally, the Company entered into an employment agreement with Mr. Devaraj, whereby Mr. Devaraj will be employed by the Company as the Director of Business Development for a period of three years.

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

On November 13, 2013, the Company and AFT closed (the “AFT Closing”) the transactions contemplated by the Asset Sale Agreement. At the AFT Closing, the Company transferred to AFT certain intellectual property that was developed and owned by KOW, which was part of the assets purchased by the Company from KOW pursuant to that certain Asset Purchase Agreement, dated August 8, 2013, between the Company, KOW, HL and Mr. Devaraj. The Company sold to AFT one domain name, hookandladder.biz, which had nominal value and did not include any of the other intellectual property acquired on August 8, 2013 by the Company. The domain name was carried on the Company’s balance sheet at $-0-. In consideration, AFT paid the Company an aggregate cash payment of $450,000 and issued to the Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT. In addition, at the AFT Closing, the Company and AFT agreed to enter into a truck rental lease agreement pursuant to which AFT shall lease to the Company, franchise or licensed operators of the Seller, One Hundred (100) new Food trucks, at prevailing market rates and on such other terms and conditions as substantially set forth in the Truck Rental Lease Agreement (the “ Truck Rental Agreement “), in accordance with the lease commencement schedule as follows: (i) Twenty (20) trucks on or before March 31, 2014; and (ii) a minimum of Ten (10) trucks per month after March 31, 2014. The Company recorded the full $450,000 as a deferred sale since AFT has not yet delivered any of the twenty trucks agreed to be leased by the Company from AFT before June 30, 2014. On December 15, 2014, the Company and AFT entered into an amendment to the original agreement, cancelling the issuance of Company membership interests equal to a twenty percent (20%) interest of the issued and outstanding membership interests in AFT and agreed to enter into the Truck Rental Lease Agreement. Since this amendment released the Company from any ongoing liabilities related to the asset sale, the Company recognized the related $450,000 deferred sale as other income during the year ending December 31, 2014.

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended
	December 31,
	2015	2014
Income tax (benefit) provision at the Federal statutory rate	$(2,089,810)	$(2,622,151)
State income taxes, net of Federal benefit	(312,365)	(391,934)
Benefit of loss (tax liability) not realized due to the Company status as a “pass through entity” for tax proposes	—	—
Amortization of debt discount and deferred financing costs	170,513	160,251
Common stock issued for services	83,172	867,562
Other	—	—
Valuation tax asset allowance	2,148,491	1,986,272
Tax provision	$—	$—

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The net operating loss carryforwards available amount to approximately $14.4 million at December 31, 2015, of which approximately $1.1 million is subject to limitation for change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on October 18, 2012. Subsequent to the reverse merger on October 18, 2012, the Company has assumed the net operating loss (“NOL”) carry forward of TRIG Acquisition 1, Inc. This NOL will be expiring through the year 2033.

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

The Company’s deferred tax asset as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Net operating losses	$5,620,966	$3,701,723
Fair value of compensatory options and warrants	232,843	581,781
Deferred revenues	—	—
	5,853,809	4,283,504
Valuation allowance	(5,853,809)	(4,283,504)
Deferred tax asset, net of allowance	$—	$—

As of September 30, 2017 all applicable Federal and State tax returns for the years ended December 31, 2010 through 2015 had been filed.

17.	Subsequent Events

Joint Venture

In January 2016 the Company commenced operations of a newly formed joint venture. The joint venture was formed between The Grilled Cheese Truck, Inc. and Seawolf Group, LLC whereby the two companies would combine their respective food truck operations in Southern California and operate the “The Lobos Truck” and “The Grilled Cheese Truck” under a single operating company.

In May 2016, the Company elected to discontinue their food truck operations. In September 2016, pursuant to the joint venture agreement, Seawolf Group, LLC elected to terminate the joint venture and “unwind” the transaction. The 650,000 shares of Preferred Series B stock that were pledged as consideration for the transaction were rescinded.

Acquisitions

In September 2016, the Company acquired 100% of the ownership interests in Urban Pharms, LLC, DJ&S, LLC and DJ&S Property #1, LLC (collectively, “Urban Pharms”) for 12,000,000 newly issued shares of the Company’s common stock of which 7,000,000 shares were issued to our new subsidiary Urban Pharms, LLC as condition to satisfy trust deed holders.

In June 2017, the Company acquired TSL Distribution, LLC, a licensed cannabis distributor located in Oregon, that does business as The SWEET Life Distribution. In exchange we paid $50,00 in cash, issued 200,000 shares of common stock, 200,000 3 year warrants with a $1.00 strike price and a 24 month note for $150,000.

Divestitures

In September 2016 we sold our Trademarks and Intellectual Property relating to our food truck business to a former company officer in exchange 3,100,000 shares of common stock he owned upon satisfaction of the terms of the Settlement Agreements. These shares are to be held in escrow until their release.

Issuance of common shares for compensation

In March 2016, the Company issued 942,003 shares of restricted common stock to Robbie Y. Lee, Chairman in full settlement of $480,421 of accrued compensation and expenses as of December 31, 2015.

In January 2017, the Company issued 275,654 shares of restricted common stock to Algie Hodges, former Chief Executive in full satisfaction of $248,675 of accrued compensation and expenses as of December 31, 2015.

Issuance of shares and notes payable

In 2016, the Company issued 1,849,604 shares of restricted common stock for total proceeds of $347,500.

In 2016, the Company issued a secured promissory note totaling $250,000 in conjunction with the Urban Pharms, acquisition. The note is secured by the real estate, bears interest at 10% per annum and matures in 24 months.

In, 2016, the Company issued promissory notes totaling $265,000. The notes bear interest at various rates per annum and with various short term maturity dates in. The notes also provide a renewable roll-over provision

Conversion of note payable

On August 1, 2016, the Company issued 157,143 shares of common stock for convertible notes and accrued interest totaling $27,500, which were outstanding as of December 31, 2015.

On September 29, 2016, the Company issued 426,668 shares of common stock for convertible notes and accrued interest totaling $106,667, which were outstanding as of December 31, 2015.

