Form 10-K/A
period 2015-12-31
American Patriot Brands, Inc.
filed 2017-10-11
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

American Patriot Brands, Inc. (formerly The Grilled Cheese Truck, Inc.) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission (“SEC”) on October 5, 2017 (the “Original Filing”) to reflect the non-completion of the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2015. The Company has not been able to have the auditor complete the audit of the consolidated financial statements for the year ended December 31, 2015.

The Company understands that the original filing and this report is deficient because the annual financial statements contained in the original filing and this report for the year ended December 31, 2015 have not been audited by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X. The Company’s financial consolidated statements in its form 10-K for fiscal year 2015 should not be relied upon. The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statement on forms S-2 and S-3. When the audit is complete, the Company will file an amendment to this report which will include the report of independent registered public accountant and the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

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

In June 2017 we acquired TSL Distribution, LLC, a licensed cannabis distributor located in Oregon, that does business as The SWEET Life Distribution. In exchange we paid $50,00 in cash, issued 200,000 shares of common stock, 200,000 3 year warrants with a $1.00 exercise price and a 24 month note for $150,000. That acquisition was conditioned on the approval from the local licensing authorities of TSL’s cannabis operations. This approval was obtained on June 2, 2017 and the acquisition was closed.

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

In September 2016 we completed the acquisition of several medicinal cannabis operations and our primary focus became the cultivation, manufacture, and distribution of medicinal and recreational cannabis.

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

Strategy - Cannabis

We are committed to conducting business and make accretive acquisitions relating to growing and distributing cannabis, in jurisdictions where it is legal to do so both domestically and abroad.

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

Statement Regarding Unaudited Financial Information

The unaudited financial information included in this filing is preliminary and subject to adjustments and modifications. The audit of the financial statements and related notes to be included in this current 10-K/A Report for the year ended December 31, 2015 is still in progress. Adjustments and modifications to the financial statements may be identified during the course of this audit work, which could result in significant differences from this preliminary unaudited financial information.

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

In September 2016 we acquired several medicinal cannabis operations and our primary focus became the cultivation, manufacture, and distribution of medicinal and recreational cannabis.

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

		Fiscal			Equity	All Other Compensation
Name and Principal Position		Year	Salary($)	Bonus	Awards	(shares)	Total ($)

Robert Lee	1	2016
Executive Chairman,		2015				980,000
Interim CEO & CFO

Brian Pallas	2	2016	$120,000		1,750,000	500,000	$120,000
Chief Operating Officer

Algie Hodges	3	2016	$80,769		333,333	294,231	$80,769
former CEO and President		2015	$49,039

David Danhi	4	2016	$8,750				$8,750
former Chief Creative Officer		2015	$136,428				$136,428

Peter Goldstein	5	2016
former President, CFO		2015	$180,000
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

Brian Pallas, Chief Operating Officer & Director

On May 1, 2016 the Company entered into a new consulting agreement with Mr. Brian Pallas.

Mr. Pallas shall be paid the compensation and shall be provided with the benefits described below:

A.	Annual base compensation: $120,000 ($10,000 per month)

B.	Mr. Pallas shall receive a success bonus based on the value of the purchase price of each acquisition (cash and equivalent) per an agreed formula.

C.	Mr. Pallas shall receive a signing bonus of 500,000 shares of our company’s common stock.

D.	Benefits. Mr. Pallas shall be entitled to receive benefits under any employee benefit plan or other arrangement made available by the Company to any of its employees (including, without limitation, the Company’s medical, 401(k) and similar plans as may be approved by the Board, collectively, the “Benefits”).

E.	Expenses. The Company shall reimburse Mr. Pallas for all reasonable travel and other business expenses incurred in the performance of his duties to the Company. Such expenses shall be reimbursable upon submission of verifiable receipts in accordance with the policies of the Company.

F.	1.75 Million Warrants as follows:

Number of	Issue	Exercise	Expire
Warrants	Date	Price	Date
500,000	5/1/2016	$0.50	5/1/2023
500,000	5/1/2016	$1.00	5/1/2023
750,000	5/1/2016	$2.00	5/1/2021

Outstanding Equity Awards at 2016 Fiscal Year End

	Option & Warrant awards				Stock awards
								Equity
								incentive
							Equity	plan
							incentive	awards:
							plan	Market
							awards;	or
							Number	payout
		Equity					of	value of
		incentive			Number	Market	unearned	unearned
		plan			of	value of	shares,	shares,
		awards:			shares	shares	units or	units or
	Number of	Number of			or units	or units	other	other
	securities	securities			of stock	of stock	rights	rights
	underlying	underlying			that	that	that	that
	unexercised	unexercised	Option	Option	have not	have not	have not	have not
	options (#)	unearned	exercise	expiration	vested	vested	vested	vested
Name	exercisable	options (#)	price	date	(#)	($)	(#)	($)

Options
Deepak Devaraj	250,000		$2.00	9/8/2023
	250,000		$3.00	9/8/2023
	250,000		$4.00	9/8/2023
	250,000		$5.00	9/8/2023

Robert Y Lee	1,000,000		$0.50	5/1/2023
	1,000,000		$1.00	5/1/2023
	2,000,000		$2.00	5/1/2021

Warrants
Brian Pallas	500,000		$0.50	5/1/2023
	500,000		$1.00	5/1/2023
	750,000		$2.00	5/1/2021

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

American Patriot Brands, Inc. (f.k.a. THE GRILLED CHEESE TRUCK, INC.)

Date:October 10, 2017	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Chief Executive Officer

	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Y. Lee	Executive Chairman,	October 10, 2017
Robert Y. Lee	Director

/s/ Brian Pallas	Director	October 10, 2017
Brian Pallas

/s/ James Anderson	Director	October 10, 2017
James Anderson

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

DECEMBER 31, 2015

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(unaudited)
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
	(unaudited)
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

(unaudited)

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
	(unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2017, the Company acquired TSL Distribution, LLC, a licensed cannabis distributor located in Oregon, that does business as The SWEET Life Distribution. In exchange we paid $50,00 in cash, issued 200,000 shares of common stock, 200,000 3 year warrants with a $1.00 exercise price and a 24 month note for $150,000.

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

