Form 10-K/A
period 2015-12-31
American Patriot Brands, Inc.
filed 2017-11-16
CIK 1497647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

4600 Campus Drive, Suite 108,

Newport Beach, CA 92660

949-329-3728

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
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $15,538,540.

As of November 10, 2017, there were 65,191,528 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	None

EXPLANATORY NOTE

This Amendment No. 2 of Form 10-K/A for the years ended December 31, 2015 and 2014, amends in its entirety the Form 10-K that was originally filed on October 5, 2017 and Amendment No. 1 of Form 10-K that was filed on October 11, 2017, to reflect the completion of the audits of the Company's consolidated financial statements as of and for the year ended December 31, 2015 and 2014, to update various disclosures throughout this Amendment No. 2 of Form 10-K/A and to include all appropriate certifications by the Principal Executive and Principal Financial Officers of the Company.

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

PART I

Item 1. Our Business

COMPANY OVERVIEW

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and distributing the highest quality medical and recreational cannabis through state licensed entities.

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

In September 2016 we changed our corporate name to American Patriot Brands, Inc. However, the Financial Industry Regulatory Authority (FINRA) has not recognized our name change for the purpose of stock trading on the OTC Markets.

Urban Pharms, LLC is a medical and recreational cannabis business which collectively owns: indoor and outdoor cannabis facilities, greenhouses, cloning facilities, and manufacturing facilities all primarily conducted on Urban Pharms’ approximate 280 acre property in southern Oregon.

In June 2017 we acquired TSL Distribution, LLC, a licensed cannabis distributor located in Oregon, that does business as The SWEET Life Distribution. In exchange we paid $50,000 in cash, issued 200,000 shares of common stock, 200,000 3 year warrants with a $1.00 strike price and a 24 month note for $150,000.

We are committed to conducting business and make accretive cannabis business acquisitions relating to growing and distributing cannabis, in jurisdictions where it is legal to do so [see Cannabis / Marijuana Industry Overview below].

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

Our net loss for the year ended December 31, 2015 was $6,319,815 and the deficit accumulated by us amounts of $21,948,801 as of December 31, 2015. This raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

In May 2016 we decided to discontinue our food truck operations and in September 2016 we sold our Trademarks and Intellectual Property relating to our food truck business to a former company officer in exchange for 3 million shares of the company’s stock he owned upon satisfaction of the terms of the Settlement Agreements. These shares are being held in escrow until the terms of the Settlement Agreement are met.

In May 2016 we made an offer and completed the acquisition in September 2016 of several medicinal cannabis operations and our primary focus became the cultivation, manufacture, and distribution of medicinal and recreational cannabis.

Going forward, our primary focus is on the cultivation and distribution of medicinal and recreational cannabis.

We changed our name to “American Patriot Brands, Inc.” in September 2016, and we filed a Certificate of Amendment to our Articles of Incorporation and concurrently changed our corporate headquarters to 4600 Campus Drive, Suite 108, Newport Beach, CA 92660.

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

As of March 2017, there are a total of 28 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is currently federally illegal. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

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

Intellectual Property [Transferred as part of sale in September 2016]

Our intellectual property consisted of our copyrighted website content and social media pages on Facebook and Twitter. We obtained federal registration for certain trademarks and logos, including but not limited to “GCT”, “CHEESY MAC AND RIB MELT”, “PEPPERBELLY MELT”, “PLAIN AND SIMPLE MELT”, “S’MORE MELT”, “THE CHEESE MAC MELT”, “THE FULLY LOADED”, “YOU CANT SAY GRILLED CHEESE WITHOUT SMILING” and the “Reclining Girl Eating Sandwich Design” logo.

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

Brick and Mortar - Ruby’s Pennsylvania proposed transactions

We entered into a series of letter of intents in January 2015, with franchisees of Ruby’s Franchise Systems, Inc. to acquire all, or substantially all, of the assets of each of DJ Brinton Lake, LLC, DJR King of Prussia, Inc. and DJR Suburban Square, Inc. (which we collectively refer to as the Ruby’s Franchisees). Accordingly each of the Ruby’s Franchisees agreed not to negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of their respective assets to any other third party, until March 31, 2015 and the extended expiration date of October 31, 2015.

On December 29, 2015, we entered into Asset Purchase Agreements whereby our wholly-owned subsidiary, GCT Ruby's, Inc., was to acquire substantially all of the assets and properties of three restaurants currently operated as Ruby's Diner retail franchise restaurants located in Glen Mills, Ardmore and King of Prussia, Pennsylvania. The purchase price was to be Two Million Dollars ($2,000,000), plus the value of the inventories at the date of closing and any deposits, payable sixty percent (60%) in cash and forty percent (40%) in our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has an original issuance value of Three Dollars ($3.00) per share, pays a six percent (6%) annual dividend (in cash or stock in our discretion), has one (I) vote per share, and was to be convertible into our common stock on a one-for-one (1-for-1) basis. In addition, for every share of Series B Convertible Preferred Stock, the seller was to receive one warrant to purchase a share of our common stock at $1.00 per share.

We did not and will not complete these transactions as part of discontinuing our food business.

Environmental Matters

We were subject to various federal, state and local environmental regulations relating to food handling. As a Cannabis company we are subject to regulations regarding agricultural production primarily in the use of pesticides and wastewater disposal However, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position.

Employees

At December, 31 2015, the Company had 54 employees, including 4 executives, 39 in food services and 11 administrative employees.

In November 2017 we had 46 employees, including 2 corporate executives and 44 in farming and distribution activities.

Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us, or, to our knowledge, are any such proceedings contemplated.

Corporate Information

Our principal office is located at 4600 Campus Drive, Suite 108, Newport Beach, CA 92660.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2015, we incurred a net loss of $6,319,815 and, as of that date, we had an accumulated deficit of $21,948,801. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

If we are unable to obtain the permits and licenses required to operate our business in compliance with new regulations we may experience negative effects on our business and results of operations.

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

Currently we do not have effective controls and we cannot assure you that in the future that we will identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants, options and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants or other convertible securities is in excess of the various exercise or conversion prices of such convertible securities and the holders of our convertible securities decide to convert such securities into shares of common stock, it will have a dilutive effect on our common stock. As of December 31, 2015, we had (i) outstanding warrants to purchase 10,310,284 shares of our common stock at a weighted average exercise price of $2.14 per share; (ii) outstanding convertible notes that, upon conversion, would provide note holders with an aggregate of 1,470,667  shares of our common stock  and (iii) outstanding options to purchase 2,000,000 shares of our common stock at a weighted average exercise price of $3.25. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES

Our corporate office is located at 4600 Campus Drive, Suite 108, Newport Beach, CA 92660

A summary of the offices and properties we lease or own are presented in the table below. Our facilities are considered to be in good condition, adequate for its purpose and suitably utilized according to the requirements of the relevant operations.

Purpose		Location	Lease / Own	Monthly payment		Begin Date	End Date	Term
Corporate Office	1	Newport Beach, CA	Lease		$3,000	10/18/2017	10/17/2018	One Year
Office	2	Portland, OR	Lease		$2,198	6/1/2016	6/30/2019	37 months
Cultivation Facility	3	Medford, OR	Own	$	none

1	We just entered in to a one-year-lease for 1,250 sq.ft. of office space which is sufficient for our needs
2	We rent a 1,600 sq.ft office space in Portland, OR
3	We own a 220 acre farm in Medford, OR

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

Holders

On November 10, 2017, we had approximately 250 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities for the year ended December 31, 2016 and 2017

This is the summary of the unregistered sales of our common shares in 2016 and 2017:

	SHARES			Total
	Shares	Warrant	Conversion/	$ Amount
	Sold	Conversion	Sales Price	Sold
2016
Q1	none
Q2	none
Q3	1,449,604		$.15 - $.25	$267,500
Q4	400,000		$0.20	$80,000

2017
Q1	1,725,635		$.15 - $.225	$287,714
Q2	3,085,000		$0.25	$771,250
Q3	none
Q4	none

This is the summary of the unregistered sales of our promissory and secured notes in 2016:

		NOTES
		$		Warrant
		Notes	Interest	Conversion	TERM
		Amount	Rate %	Price	MONTHS
2016			-	-	-
Q1		none	-	-	-
Q2		none	-	-	-
Q3	A	$250,000	10%	0	24
Q4	B	$265,000	Various	0	1
Total		$515,000

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

Cost of Sales:	For the Years Ended December 31,
		% of		% of	Amount	% of
	2015	Revenue	2014	Revenue	Increase / (decrease)
Food and beverage	$733,452	29%	$899,847	25%	$(166,395)	(18%)
Food truck expenses	1,162,176	45%	2,050,453	56%	(888,277)	(43%)
Commissary and kitchen expenses	265,936	10%	417,846	11%	(151,910)	(36%)
Total cost of sales	$2,161,564	84%	$3,368,146	92%	$(1,206,582)	(36%)

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

Operating Expenses:	For the Years Ended December 31,
		% of		% of	Amount	% of
	2015	Revenue	2014	Revenue	Increase / (decrease)
General and administrative	$4,496,037	175%	$7,064,874	194%	$(2,568,837)	(36%)
Selling costs	275,333	11%	223,322	6%	52,011	23%
Consulting expenses - related parties	602,758	24%	74,357	2%	528,401	711%
Depreciation	85,007	3%	75,357	2%	9,650	13%
Bad debts	61,377	2%	278,551	8%	(217,174)	(78%)
Impairment of asset	334,856	13%	0	0%	344,856	100%
Total operating expenses	$5,855,368	228%	$7,716,461	211%	$(1,861,093)	(24%)

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

The increase in Depreciation is related to the number of food trucks and service kitchens that were operated for a full year in 2015 as compared to part of the year in 2014.

The decrease in Bad Debts is related to a reduction of license and catering income in 2015 and uncollectible non-reoccurring license revenue in 2014.

Impairment – is related to the termination of our “Soupman” rights of $200,000 in 2015 and impairment of fixed assets of $134,856.

Other Income and Expenses

	For the Years Ended December 31,
		% of		% of	Amount	% of
Other Expenses:	2015	Revenue	2014	Revenue	Increase/(decrease)
Interest expense	$(220,549)	(9%)	$(273,783)	(8%)	$53,234	(19%)
Amortization	(609,610)	(24%)	(410,039)	(11%)	(199,571)	49%
Other income from asset sale	-	0%	406,200	11%	(406,200)	(100%)
Loss on settlement of debt	(37,213)	(1%)	0	0%	(37,213)	(100%)
Total other expenses	$(867,371)	(34%)	$(277,622)	(8%)	$(589,749)	212%

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

Liquidity and Capital Resources

	For the Year Ended December 31,
			Amount	% of
	2015	2014	Increase / (decrease)

Net Cash Used in Operating Activities	$(1,774,895)	$(2,438,983)	$664,088	-27%
Net Cash Used in Investing Activities	(228,400)	18,409	(246,809)	-1341%
Net Cash Provided by Financing Activities	1,655,196	2,726,314	(1,071,118)	-40%
Net Change in Cash	(348,099)	305,740	(653,839)	-209%
Cash at End of Period	$-	$348,099	$(348,099)	-100%

Going Concern

We have never reported net income. We incurred net losses for the years ended December 31, 2015 and 2014 and have an accumulated deficit of approximately $21.9 million at December 31, 2015.

At December 31, 2015, we had a working capital deficit of approximately $7.1 million. At December 31, 2015, we were overdrawn at the bank by approximately $27,000, compared to a cash balance of approximately $348,000 at December 31, 2014.

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

NET CASH USED IN OPERATING ACTIVITIES for the Year ended December 31, 2015

Net cash used in operations was $1,774,895 for the year ended December 31, 2015 consists primarily of our net loss of approximately $6.3 million less non-cash expense and payments of approximately $4.5 million as follows:

Non Cash expenses & payments
Depreciation & Amortization	$694,617
Fair value of securities issued for compensation & vendor payments	814,993
Impairments & bad debts	396,232
Net change in current asset & liability accounts	2,639,078
Total	$4,544,920

NET CASH USED IN INVESTING ACTIVITIES for the Year ended December 31, 2015

Net cash used in investing activities was $228,400 for the year ending December 31, 2015. We invested:

●	$200,000 for the rights for a Soupman franchise [subsequently impaired – no soup for us!]
●	$28,400 for food service equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES for the Year ended December 31, 2015

Net cash provided by financing activities of $1,655,196 during the year ended December 31, 2015 consists of the net proceeds from the sale of:

●	Convertible notes and promissory notes (net of financing costs and repayments)	$1,528,027
●	Common Stock	$100,000
●	Bank Overdraft	$27,169

Financial Position at December 31, 2015

Balance Sheet Data			Increase
	2015	2014	(Decrease)

Cash (overdraft)	$(27,169)	$348,099	$(375,268)
Other current assets	20,338	76,787	(56,449)
Net fixed assets	49,190	240,652	(191,462)
Other assets	63,395	87,755	(24,360)

Accounts payables & accrued expenses	4,396,192	1,900,540	2,495,652
Amounts due to related parties	589,377	226,625	362,751
Current portion of notes payable	2,084,748	270,957	1,813,791
Long-term portion of notes payable	-	523,124	(523,124)
Net stockholders deficit	(6,964,564)	(2,167,953)	$(4,769,611)
Working capital deficit	$(7,077,149)	$(1,973,236)	(5,013,913)

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

Accounts payable and accrued expenses increased due to the slowing in the payment of accounts payable of approximately $859,000 and executive compensation of approximately $1,485,000.

The current and the long-term portion of notes payable increased approximately $1,291,000 as notes payable became the primary source of funding for us.

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

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2015, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

We retrospectively adjusted our December 31, 2015 balance sheet by decreasing other assets by approximately $241,000 and the current portion of long-term debt by approximately $241,000. In accordance with ASU 2015-15, we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility. The adoption of this guidance had no impact on our results of operations or cash flows.

Commodity Price Risk

Our most significant market risk relates to fluctuations in marijuana prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly.

Interest Rate Risk

At December 31, 2015, we had no outstanding variable-rate debt and $2,084,748 of net principal fixed-rate debt.

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

Based on this evaluation, our management concluded these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Brian Pallas, Director and Chief Operating Officer since March 2017 and has been a board director since July 1, 2016. In addition Mr. Pallas has been an investor and a consultant for the company since 2012.

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

James Anderson has been a director of the company since 2016 is an executive who has performed in many roles from startup organizations. Since 2008 he has held a sales leadership position at a Fortune 300 Company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2015 and 2014 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position		Fiscal Year	Salary ($)		Bonus		Option Awards	All Other Compensation (shares)	Total ($)

Robert Lee	1	2015	$
Executive Chairman,		2014		$240,000	$					$240,000
Interim CEO & interim CFO

Algie Hodges	2	2015	$						$
former CEO and President

David Danhi	3	2015		$110,802						$110,802
former Chief Creative Officer		2014		$150,000		$80,000				$230,000

Peter Goldstein	4	2015	$		$				$
former President & CFO		2014		$180,000	$					$180,000

Robert Y. Lee, our Executive Chairman, earned $240,000 and $240,000 in 2015 and 2014 respectively, as compensation from his employment agreement. Mr. Lee, our Executive Chairman was owed $480,421 at December 31, 2015.

Algie Hodges, resigned on May 1, 2016 was our CEO & President. Mr. Hodges earned $248,675 in 2015. Mr. Hodges was owed $248,675 at December 31, 2015.

Mr. Danhi, former CCO and CEO left the company on April 15, 2016. At December 31, 2015 he is owed $104,894

Mr. Goldstein, resigned December 28, 2015. He was a Director, President and Interim Chief Financial Officer from September 6, 2013 to December 28, 2015. Mr. Goldstein earned $180,000 in 2015, as compensation from his employment agreement. At December 31, 2016 the company has accrued $180,000 in back pay and $123,022 for expenses.

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

Brian Pallas, Chief Operating Officer & Director

On May 1, 2016 the Company entered into a new consulting agreement with Mr. Brian Pallas.

Mr. Pallas shall be paid the compensation and shall be provided with the benefits described below:

A.	Annual base compensation: $120,000 ($10,000 per month)

B.	Mr. Pallas shall receive a success bonus based on the value of the purchase price of each acquisition (cash and equivalent) per an agreed formula.

C.	Mr. Pallas shall receive a signing bonus of 500,000 shares of our company’s common stock.

D.	Benefits. Mr. Pallas shall be entitled to receive benefits under any employee benefit plan or other arrangement made available by the Company to any of its employees (including, without limitation, the Company’s medical, 401(k) and similar plans as may be approved by the Board, collectively, the “Benefits”).

E.	Expenses. The Company shall reimburse Mr. Pallas for all reasonable travel and other business expenses incurred in the performance of his duties to the Company. Such expenses shall be reimbursable upon submission of verifiable receipts in accordance with the policies of the Company.

F.	1.75 Million Warrants as follows:

Number of	Issue	Exercise	Expire
Warrants	Date	Price	Date
500,000	5/1/2016	$0.50	5/1/2023
500,000	5/1/2016	$1.00	5/1/2023
750,000	5/1/2016	$2.00	5/1/2021

Outstanding Equity Awards at 2016 Fiscal Year End

	Option & Warrant awards				Stock awards
								Equity
								incentive
							Equity	plan
							incentive	awards:
							plan	Market
							awards;	or
							Number	payout
		Equity					of	value of
		incentive			Number	Market	unearned	unearned
		plan			of	value of	shares,	shares,
		awards:			shares	shares	units or	units or
	Number of	Number of			or units	or units	other	other
	securities	securities			of stock	of stock	rights	rights
	underlying	underlying			that	that	that	that
	unexercised	unexercised	Option	Option	have not	have not	have not	have not
	options (#)	unearned	exercise	expiration	vested	vested	vested	vested
Name	exercisable	options (#)	price	date	(#)	($)	(#)	($)

Options
Deepak Devaraj	250,000		$2.00	9/8/2023
	250,000		$3.00	9/8/2023
	250,000		$4.00	9/8/2023
	250,000		$5.00	9/8/2023

Robert Y Lee	1,000,000		$0.50	5/1/2023
	1,000,000		$1.00	5/1/2023
	2,000,000		$2.00	5/1/2021

Algie Hodges	333,333		$0.50	4/28/2018

Warrants
Brian Pallas	500,000		$0.50	5/1/2023
	500,000		$1.00	5/1/2023
	750,000		$2.00	5/1/2021

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

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2015 and 2016, except as follows:

			Fees earned				Option
		Fiscal	or paid in	Stock		Awards	All Other
Name		Year	cash ($)	Awards	Bonus	($)	Compensation	Total ($)

Robert Lee	1	2016	$
		2015

Brian Pallas	2	2016	$

James Anderson	3	2016		$250,000

Peter Freix	4	2016		$50,000

General	5	2016
Wesley K. Clark		2015	$

1	See Officer compensation above

2	See Outstanding Equity Awards

3	James Anderson was appointed to the board of directors on May 21, 2016, and received 250,000 shares of common stock in connection with his services as a director.

4	Peter Freix was appointed to the board of directors on December 28, 2015 and subsequently resigned on April 18, 2016. For his services Mr. Freix received 50,000 shares of common stock.

5	General Clark resigned from the board of directors on April 8, 2016. On September 6, 2013, the Company issued warrants to the Clark Group to purchase 500,000 shares of the Company’s common stock. These warrants have expired. The warrants had an exercise price of $1.00 and were exercisable for a period of three [3] years.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of November 10, 2017 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 65,231,528 shares of common stock outstanding on November 10, 2017.

				Common Stock
Name of Beneficial			Convertible	Beneficially	Percent of
Owner (1)(2)		Common Stock	Securities	Owned	Class **

Urban Pharms, LLC	3	7,000,000		7,000,000	11%
John E. Walker	4	5,000,000		5,000,000	8%
Robert Y. Lee	5	6,854,003	4,712,000	11,566,003	17%
Brian Pallace	6	2,395,000	1,700,000	4,145,000	6%
James Anderson	7	1,060,000	37,500	1,097,500	2%
David Danhi	8	4,345,000	70,000	4,415,000	7%

Directors, officers and 5% holders as a group			(6 persons)	33,223,500

Total Common Stock shares issued and outstanding at November 10, 2017				65,231,528

The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the total shares currently issued and outstanding.

1	Unless otherwise indicated, the address of each person is at American Patriot Brands, Inc. 4600 Campus Drive, Suite 108, Newport Beach, CA 92660.
2	Unless otherwise indicated, all ownership is direct beneficial ownership
3	Urban Pharms is a subsidiary of American Patriot Brands, Inc. These shares are controlled by our Board of Directors
4	John E. Walker was a former owner of Urban Pharms and has no ongoing role with the company
5	Includes (i) options & warrants to purchase 4,712,000 shares of common stock which are currently exercisable and (ii) 350,000 shares of common stock held by Joshua Capital, LLC, of which Mr. Lee is the sole owner.
6	Includes warrants to purchase 2,000,000 shares of common stock which are currently exercisable.
7	Includes 37,500 shares of common stock issuable upon the exercise of warrants which are currently exercisable
8	Includes 3,000,000 common shares held in escrow to be returned to the company upon the company meeting specific conditions.

**	The percentage ownership of each person is calculated by assuming that only such person exercises all of his or her convertible securities as noted in the footnotes and the table above. Therefore, the amount of common stock issuable upon exercise of such convertible securities are added to the 45,734,208 shares currently issued and outstanding.

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

See Note 9 and 13 in notes to consolidated financial statements.

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

	December 31, 2015	December 31, 2014
Audit fees	$67,500	$67,500
Audited related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$12,500
Total	$67,500	$80,000

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

American Patriot Brands, Inc. (f.k.a. THE GRILLED CHEESE TRUCK, INC.)

Date: November 16, 2017	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Chief Executive Officer

	By:	/s/ Robert Lee
	Name:	Robert Lee
	Title	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Y. Lee	Executive Chairman,	November 16, 2017
Robert Y. Lee	Director

/s/ Brian Pallas	Director	November 16, 2017
Brian Pallas

/s/ James Anderson	Director	November 16, 2017
James Anderson

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American Patriot Brands, Inc.

(formerly The Grilled Cheese Truck, Inc.)

We have audited the accompanying consolidated balance sheet of American Patriot Brands, Inc. (formerly The Grilled Cheese Truck, Inc.) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Brands, Inc. (formerly The Grilled Cheese Truck, Inc.) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

November 16, 2017
New York, NY

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$348,099
Accounts receivable, net	2,170	7,966
Notes receivable, net	-	54,780
Prepaid expenses and other current assets	18,167	14,041

Total current assets	20,337	424,886

Property and equipment, net of accumulated depreciation	49,190	240,652

OTHER ASSETS
Deposits	63,395	87,755

Total other assets	63,395	87,755

TOTAL ASSETS	$132,922	$753,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$27,169	$-
Accounts payable and accrued expenses	1,799,938	941,025
Accounts payable - related parties	574,235	225,432
Payroll tax liabilities and accrued compensation	2,389,214	903,793
Accrued interest	207,040	55,722
Accrued interest - related parties	5,142	1,193
Promissory notes payable, net of unamortized discounts	377,657	-
Related party promissory notes payable, net of unamortized discounts	83,607	25,000
Convertible notes payable, net of unamortized discounts and deferred financing costs	1,623,484	245,957
Advances from related party	10,000	-

Total current liabilities	7,097,486	2,398,122

Long-term portion of convertible notes payable, net of unamortized discounts and deferred financing costs	-	523,124

TOTAL LIABILITIES	7,097,486	2,921,246

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
19,873,679 and 19,591,288 shares issued and outstanding, respectively	19,873	19,591
Additional paid-in capital	14,964,364	13,441,442
Accumulated deficit	(21,948,801)	(15,628,986)

Total stockholders’ deficit	(6,964,564)	(2,167,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,922	$753,293

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014

Net revenue
Food truck sales	$2,004,655	$2,392,342
Catering and special events	522,428	710,446
Licensing	37,406	547,233

Total revenues	2,564,489	3,650,021

Cost of sales
Food and beverages	733,452	899,847
Food truck expenses	1,162,176	2,050,453
Commissary and kitchen expenses	265,936	417,846

Total cost of sales	2,161,564	3,368,146

Gross profit	402,925	281,875

Operating expenses
General and administrative	4,496,037	7,064,874
Selling costs	275,333	223,322
Consulting expenses - related parties	602,758	74,357
Depreciation	85,007	75,357
Bad debts	61,377	278,551
Impairment of assets	334,856	-

Total operating expenses	5,855,368	7,716,461

Net operating loss	(5,452,443)	(7,434,586)

Other income (expense)
Interest expense	(220,549)	(284,801)
Amortization of beneficial conversion feature	(150,606)	(109,378)
Amortization of deferred financing costs	(89,024)	(235,968)
Amortization of debt discount	(369,980)	(64,693)
Interest income	-	11,018
Other income from asset sale	-	450,000
Loss on settlement of debt	(37,213)	-
Loss on asset disposals	-	(43,800)

Total other expense	(867,372)	(277,622)

Net loss before income taxes	(6,319,815)	(7,712,208)

Provision for income taxes	-	-

Net Loss	$(6,319,815)	$(7,712,208)

Basic and Diluted - Loss Per Share	$(0.32)	$(0.50)

Basic and Diluted - Weighted Average Number of Shares Outstanding	19,817,821	15,524,236

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ending December 31, 2015 and 2014

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2013	-	$-	11,801,257	$11,802	$3,028,545	$(7,916,778)	$(4,876,431)

Shares issued in connection with settlement of accounts payable, promissory note and promissory note - related party	-	-	238,951	239	298,448	-	298,687

Shares issued in connection with private placement	-	-	1,824,500	1,825	2,278,800	-	2,280,625

Shares issued for services	-	-	1,775,880	1,775	2,218,075	-	2,219,850

Shares issued in connection with conversion of convertible notes payable	-	-	3,620,700	3,620	3,617,077	-	3,620,697

Shares issued to satisfy accrued compensation	-	-	330,000	330	412,500	-	412,830

Financing costs	-	-	-	-	(10,000)	-	(10,000)

Fair value of warrants for services	-	-	-	-	1,052,762	-	1,052,762

Fair value of warrants in connection with subscription agreement	-	-	-	-	219,500	-	219,500

Fair value of options to employee	-	-	-	-	216,357	-	216,357

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	-	-	-	-	109,378	-	109,378

Net loss	-	-	-	-	-	(7,712,208)	(7,712,208)

Balance, December 31, 2014	-	-	19,591,288	19,591	13,441,442	(15,628,986)	(2,167,953)

Shares issued in connection with settlement of accounts payable	-	-	140,250	140	175,172	-	175,313

Shares issued for services	-	-	30,000	30	37,470	-	37,500

Shares issued in connection with conversion of convertible notes payable	-	-	62,640	63	62,577	-	62,640

Shares issued in connection with exercise of warrants	-	-	49,500	49	99,951	-	100,000

Fair value of warrants issued for services	-	-	-	-	196,862	-	196,862

Fair value of warrants issued in connection with issuance of promissory notes payable	-	-	-	-	386,088	-	386,088

Fair value of vested options to employees	-	-	-	-	398,919	-	398,919

Beneficial conversion feature recognized in connection with issuance of convertible notes payable	-	-	-	-	165,883	-	165,883

Net loss	-	-	-	-	-	(6,319,815)	(6,319,815)

Balance, December 31, 2015	-	$-	19,873,678	$19,873	$14,964,364	$(21,948,801)	$(6,964,564)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT BRANDS, INC. and SUBSIDIARIES

(formerly The Grilled Cheese Truck, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(6,319,815)	$(7,712,208)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	85,007	75,357
Amortization of beneficial conversion feature	150,606	109,378
Amortization of deferred financing costs	89,024	235,967
Amortization of debt discount	369,980	64,694
Fair value of shares of common stock and warrants exceeding liability satisfied	37,212	70,234
Fair value of options and warrants issued for services	595,781	1,488,617
Fair value of shares of common stock issued for services	37,500	2,219,850
Loss on disposition of equipment	-	43,800
Bad debt expense	61,377	278,551
Impairment of assets	334,856	-
Stock to be issued for services	144,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,801)	(44,433)
(Increase) decrease in notes receivable	12,000	(27,780)
(Increase) decrease in prepaid expenses and other current assets	(4,127)	11,723
(Increase) decrease in other assets	24,360	15,040
Increase (decrease) in accounts payable and accrued expenses	617,514	-
Increase (decrease) in accounts payable - related parties	348,803	27,149
Increase (decrease) in payroll tax liabilities and accrued compensation	1,485,421	977,623
Increase (decrease) in accrued interest	163,958	177,455
Increase (decrease) in accrued interest - related party	3,949	-
Increase (decrease) in deferred asset sale and other	-	(450,000)

Net cash used in operating activities	(1,774,895)	(2,438,983)

Cash Flows from Investing Activities
Proceeds from disposition of equipment	-	25,000
Purchase of property and equipment	(28,400)	-
Purchase of licensing rights	(200,000)	(6,591)

Net cash (used in) provided by investing activities	(228,400)	18,409

Cash Flows from Financing Activities
Increase in bank overdraft	27,169	-
Proceeds from convertible notes payable	1,159,000	475,000
Proceeds from promissory notes	410,800	60,000
Proceeds from promissory notes - related parties	90,000	25,000
Payment of promissory note	(21,773)	(104,311)
Payment of promissory note- related parties	(25,000)	-
Advances from related party	10,000	-
Deferred finance costs	(95,000)	(10,000)
Proceeds from exercise of warrants and sale of common stock	100,000	2,280,625

Net cash provided by financing activities	1,655,196	2,726,314

Net (decrease) increase in cash and cash equivalents	(348,099)	305,740

Cash and cash equivalents, beginning of period	348,099	42,359

Cash and cash equivalents, end of period	$-	$348,099
Supplemental Cash Flow Information:
Cash paid for interest	$10,754	$6,000
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$14,002
Issuance of common stock for conversion of notes and accrued interest	$-	$42,852
Issuance of common stock for conversion of convertible notes and accrued interest	$62,640	$3,620,697
Issuance of common stock in satisfaction of accounts payable	$175,313	$509,665
Issuance of common stock in satisfaction of accrued compensation	$-	$145,000
Fair value of warrants issued in connection with notes payable	$386,088	$-
Beneficial conversion feature	$165,883	$109,378
Sale of vehicle and assignment of note payable	$-	$53,390
Common stock to be issued for deferred financing cost, included under accounts payable and accrued expenses	$235,000	$-
Note receivable from sale of vehicle	$-	$51,000

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

The Company was a food truck operation that sells various types of gourmet grilled cheese and other comfort foods in the Southern California and Phoenix, Arizona areas. The Company’s food trucks currently make multiple stops per week at prearranged locations. The food preparation occurs at a kitchen which supports streamlined operations within the truck by limiting assembly and grilling, allowing the truck to achieve maximum revenues per hour by delivering our food items including melts, tots, soups and sides efficiently to customers. The Company’s business model includes the use of social media and location booking to attract customers to the truck’s various locations.

In May 2016, the Company elected to discontinue its food truck operations and enter the U.S. cannabis industry.

2.	Going Concern and Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company has cash and working capital deficiency of $0 and $7,077,148 respectively, at December 31, 2015. The Company has historically relied on proceeds from the issuance of debt and shares of its Common Stock to finance its operations. The Company’s net loss for the year ended December 31, 2015 was $6,319,815 and the deficit accumulated by the Company amounts to $21,948,801 as of December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $150,606 and $109,378 during the years ended December 31, 2015 and 2014, respectively.

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

	As of
	December 31,
	2015	2014
Convertible notes	1,470,667	711,667
Options issued to employee	2,000,000	1,000,000
Warrants	10,310,284	9,710,951
	13,780,951	11,422,618

l.	Income Taxes

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

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the straight line method. The Company recognized amortization expense related to the deferred finance costs totaling $70,865 and $235,968 during the years ended December 31, 2015 and 2014, respectively. In accordance with ASU No. 2015-03, deferred finance costs, net of accumulated amortization, in the amount of $241,078 and $103 have been included as a contra to the corresponding convertible notes payable in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2015, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

6.	Property and Equipment

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014

POS systems	$21,358	$21,358
Food service equipment	39,681	39,681
Truck equipment	5,346	5,346
Vehicles	277,926	248,926
Leasehold improvements	10,703	10,703
Computers	2,334	5,334
Furniture and fixtures	11,924	8,924
Total	369,272	340,272
Accumulated impairment	(134,856)	-
Accumulated depreciation	(185,226)	(99,620)
Total property and equipment, net	$49,190	$240,652

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

7.	Convertible Notes

The Company’s convertible promissory notes at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Convertible notes payable, bearing interest at 10%, maturing between October 2015 and December 2016, principal and accrued interest convertible at the holder’s option following the effectiveness of the Company’s registration statement or mandatory conversion at their maturity date, at a price of $1.00 per share	$645,000	$370,000
Convertible note payable, bearing interest at 10%, maturing May 2015, principal and accrued interest convertible at the holder’s option at a price of $0.75 per share	125,000	125,000
Convertible note payable, bearing interest at 12%, maturing December 2015, principal and accrued interest convertible at the holder’s option at a price of $1.00 per share	134,000	-
Convertible note payable, bearing interest at 10%, maturing between June 2016 and December 2016, principal and accrued interest convertible at the holder’s option at a price of $2.00 per share	1,050,000	350,000

Unamortized deferred finance costs	(241,078)	(103)
Unamortized debt discount	(89,438)	(75,816)
Total	1,623,484	769,081
Less: Current portion	(1,623,484)	(245,957)
Long-term portion	$-	$523,124

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

The beneficial conversion feature of the convertible notes and related warrants issued to the noteholders amounted to $551,971 and $109,378 during the years ended December 31, 2015 and 2014, respectively, and was recorded as debt discount of the corresponding debt.

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

The Company generated proceeds of $410,800 and $60,000 from the issuance of promissory notes during the years ended December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company entered into three future receivables purchase and sale agreements. The Company received advances totaling $65,800 pursuant to these agreements and agreed to repay the advances, along with a service fee, out of future collection of accounts receivable. The Company expects to repay the advances in full during 2016 and has included these amounts in the Promissory notes on the consolidated balance sheets.

As of December 31, 2015 five promissory notes totaling $345,000 had matured and were not repaid as of their maturity dates.

9. Promissory Notes Payable – Related Party

The Company’s promissory notes with related parties at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Three secured notes payable, bearing interest at 12%, maturing March 2016	$45,000	$-
Unsecured note payable, bearing interest at 12%, maturing December 2015	45,000	-
Unsecured note payable, bearing interest at 10%, maturing on the next financial closing date	-	25,000

Unamortized debt discount	(6,393)	-

Total	83,607	25,000
Less: Current portion	(83,607)	(25,000)
Long-term portion	$-	$-

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The Company generated proceeds of $90,000 and $25,000 from the issuance of promissory notes with related parties during the years ended December 31, 2015 and 2014, respectively.

In connection with the issuance of the notes payable with related parties during the year ended December 31, 2015, the Company granted 90,000 non-detachable warrants to the noteholder, issuable upon conversion of such note. The warrants are exercisable at a price of $1.00-$2.00 per share and will mature within 3 years from their issuance date

On September 12, 2012, the Company entered into a secured promissory note (the “Chord Note”) with Chord Advisors, LLC. The Chord Note totaled $12,500, was due on December 6, 2012 and bears interest at 12% per annum. In March 2013, Chord Advisors, LLC agreed to extend the maturity date of the note to December 31, 2013. The Company’s former Chief Financial Officer, David Horin, is the President of Chord Advisors, LLC. This note was in default at December 31, 2013. At January 23, 2014, the Company satisfied its obligations under such promissory notes by issuing 25,000 shares of its Common Stock as well as 3,125 warrants. The fair value attributed to the consideration given by the Company to satisfy such obligations was based on the pricing of its subscription agreement (which are priced at $1.25 per share including the warrants) which is contemporaneous to this transaction. The excess of the fair value of the consideration given by the Company, which amounted to $31,250, over the carrying value of the promissory notes and related interest payable, which amounted to $14,002, was recognized as interest expense of $17,248 in the accompanying consolidated statements of operations during the year ended December 31, 2014.

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

The following table summarizes the warrant activity for the years ending December 31, 2015 and 2014:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at December 31, 2013	4,866,000	$1.89
Issued	4,844,951	2.28
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	9,710,951	2.08
Issued	1,536,333	2.43
Exercised	(49,500)	2.12
Expired	(887,500)	2.00
Outstanding at December 31, 2015	10,310,284	$2.14

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Transactions involving the Company’s warrant issuance are summarized as follows:

Warrants issued concurrent with convertible notes

In connection with the issuance of its convertible notes, the Company issued 764,333 and 341,667 warrants to the noteholders during the years ended December 31, 2015 and 2014, respectively. The Company accounts for the warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records the fair value of warrants issued in connection with those instruments. The discount recorded in connection with the warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The fair value of the warrants, which amounted to $251,452 and $109,378 during the years ended December 31, 2015 and 2014, respectively, has been recognized as debt discount.

Warrants issued concurrent with promissory notes

In connection with the issuance of its promissory notes, the Company issued 295,000 warrants to the noteholders during the year ended December 31, 2015. The fair value of the warrants, which amounted to $103,257 during the year ended December 31, 2015, has been recognized as debt discount.

Warrants issued concurrent with related party promissory notes

In connection with the issuance of its related party promissory notes, the Company issued 90,000 warrants to the noteholders during the years ended December 31, 2015. The fair value of the warrants, which amounted to $31,379 during the year ended December 31, 2015, has been recognized as debt discount.

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

Operating Leases:

On September 1, 2013 the Company leased a facility (“commissary kitchen”) in Los Angeles, California under a five-year term totaling $345,132. Under the terms of the lease the Company paid a deposit of $10,620 which has been recorded in Other Assets. Rental expense for the commissary kitchen for the year ended December 31, 2015 and 2014 totaled $69,246 and $64,992, respectively and over the remaining term was as follows: $70,302 for 2016; $73,116 for 2017; and $37,272 for 2018. In May 2016, the Company vacated this facility in conjunction with the decision to discontinue its food truck operations in May 2016.

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

Letters of Intent:

We entered into a series of letter of intents in January 2015, with franchisees of Ruby’s Franchise Systems, Inc. to acquire all, or substantially all, of the assets of each of DJ Brinton Lake, LLC, DJR King of Prussia, Inc. and DJR Suburban Square, Inc. (which we collectively refer to as the Ruby’s Franchisees). Accordingly, each of the Ruby’s Franchisees agreed not to negotiate with, or agree to sell or otherwise dispose of, directly or indirectly, any of their respective assets to any other third party, until March 31, 2015 and the extended expiration date of October 31, 2015.

On December 29, 2015, we entered into Asset Purchase Agreements whereby our wholly-owned subsidiary, GCT Ruby's, Inc., was to acquire substantially all of the assets and properties of three restaurants currently operated as Ruby's Diner retail franchise restaurants located in Glen Mills, Ardmore and King of Prussia, Pennsylvania. The purchase price was to be Two Million Dollars ($2,000,000), plus the value of the inventories at the date of closing and any deposits, payable sixty percent (60%) in cash and forty percent (40%) in our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has an original issuance value of Three Dollars ($3.00) per share, pays a six percent (6%) annual dividend (in cash or stock in our discretion), has one (I) vote per share, and was to be convertible into our common stock on a one-for-one (1-for-1) basis. In addition, for every share of Series B Convertible Preferred Stock, the seller was to receive one warrant to purchase a share of our common stock at $1.00 per share. The acquisition is anticipated to close in January 2016.

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

Under the Franchise Agreement, the Company would have paid  Franchisor a monthly royalty fee based on revenue generated by the Sub-Franchisees equal to twenty-five percent (25%) of aggregate royalty fees paid to the Company by such Sub-Franchisees in the Territory. The Company would have paid Soupman a franchise sales royalty fee for each Franchise it sells in the Territory equal to twenty-five percent (25%) of the initial franchise fee collected from each Sub-Franchisee. In order to maintain exclusivity in the Territory, the Company is also obligated to purchase a minimum amount soup from the Franchisor in accordance with a schedule of purchase obligations set forth in the Franchise Agreement. The Company and any Sub-Franchisees shall operate the Franchises in the Territory using the assumed trade name “The Original Soupman”, “The Original Soupman of [City]” and/or any other trade name designated by Franchisor. The Franchisor retains a security interest in and to all equipment, furniture, fixtures, inventory, supplies and vehicles used in connection with the Franchises.

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

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The fair value of the options granted during the year ended December 31, 2015 are based on the Black Scholes Model using the following assumptions:

Exercise price:	$3.00
Market price at date of grant:	$1.25
Volatility:	80%
Expected dividend rate:	0
Expected terms (years):	5
Risk-free interest rate:	1.36%

A summary of the activity during 2015 and 2014 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2014	1,000,000	$3.50	$—
Granted	—
Exercised
Expired or cancelled
Outstanding at December 31, 2014	1,000,000	$3.50	$—
Granted	1,000,000	3.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2015	2,000,000	$3.25	$—

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

The Amended #2 PBNJ Agreement ended on December 31, 2015. The Company owed PBNJ $89,912 and $12,000 in accrued consulting fees pursuant to the Amended #2 PBNJ Agreement as of December 31, 2015 and 2014, respectively. The amounts have been included in Accounts Payable- Related Parties on the consolidated balance sheets.

i.	Brian Pallas Agreement

In June 2016, the Company appointed Brian Pallas to the board of directors. As of December 31, 2015, the Company owed Mr. Pallas $150,000 in consulting fees pursuant to a consulting agreement. The amount has been included in Accounts Payable – Related Parties on the consolidated balance sheets.

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

j.	Advances from related party

From time to time, Company officers advance funding to the Company to cover operating expenses. Cash advances from officers do not accrue interest and have no formal repayment terms. During the year ended December 31, 2015, there were advances from one officer totaling $10,000. As of December 31, 2015, there was $10,000 of outstanding advances.

k.	Issuance of shares to the Company’s officers

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

Suppliers	Year ended December 31, 2015	Year ended December 31,2014
A & B	17%	32%

For the year ended December 31, 2015, the Company had one supplier who accounted for approximately $378,000 of their purchases used for production or approximately 17% of total cost of sales for the year then ended. The amount payable to supplier A at December 31, 2015 amounted to $5,866.

For the year ended December 31, 2014, the Company had one supplier who accounted for approximately $618,000 of their purchases used for production or approximately 32% of total cost of sales for the year then ended. The amount payable to supplier B at December 31, 2014 amounted to $39,237.

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended
	December 31,
	2015	2014
Income tax (benefit) provision at the Federal statutory rate	$(2,148,737)	$(2,622,151)
State income taxes, net of Federal benefit	(321,173)	(391,934)
Benefit of loss (tax liability) not realized due to the Company status as a “pass through entity” for tax proposes	—	—
Amortization of debt discount and deferred financing costs	238,248	160,251
Common stock issued for services	83,172	867,562
Other	—	—
Valuation tax asset allowance	2,148,491	1,986,272
Tax provision	$—	$—

American Patriot Brands, Inc. and Subsidiaries

(formerly The Grilled Cheese Truck, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The net operating loss carryforwards available amount to approximately $14.3 million at December 31, 2015, of which approximately $5.6 million is subject to limitation for change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on October 18, 2012. Subsequent to the reverse merger on October 18, 2012, the Company has assumed the net operating loss (“NOL”) carry forward of TRIG Acquisition 1, Inc. This NOL will be expiring through the year 2033. There was also an ownership change under IRC Section 382, “In September 2016 we acquired 100% of the ownership interests in Urban Pharms, LLC, DJ&S, LLC and DJ&S Property #1, LLC (collectively, “Urban Pharms”) for 12,000,000 newly issued shares of the Company’s common stock of which 7,000,000 shares were issued to our new subsidiary Urban Pharms, LLC as condition to satisfy trust deed holders.”

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

The Company’s deferred tax asset as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Net operating losses	$5,605,316	$3,701,723
Fair value of compensatory options and warrants	232,843	581,781
Deferred revenues	—	—
	5,838,159	4,283,504
Valuation allowance	(5,838,159)	(4,283,504)
Deferred tax asset, net of allowance	$—	$—

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

17.	Subsequent Events

Joint Venture

On December 18, 2015, we entered into an Asset Purchase Agreement whereby our wholly-owned subsidiary, GCT Lobos, Inc., acquired all of the assets of “The Lobos Truck”, a 4-truck food truck operator in Rosemead, California, from The Seawolf Group, LLC. The purchase price was One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), payable in the form of six hundred fifty thousand (650,000) shares of our Series B Convertible Preferred Stock, plus the value of inventory and lease deposits on the date of closing. The Series B Convertible Preferred Stock has an original issuance value of Three Dollars ($3.00) per share, pays a six percent (6%) annual dividend (in cash or stock in our discretion), has one (1) vote per share, and is convertible into our common stock on a one-for-one (1-for1) basis. In connection with the purchase of the assets, we entered into a License Agreement and a Joint Venture Agreement with Seawolf whereby they will continue to operate the trucks, as well as employment agreements with the two principals of Seawolf. The acquisition closed in January 2016. The joint venture was formed between The Grilled Cheese Truck, Inc. and Seawolf Group, LLC whereby the two companies would combine their respective food truck operations in Southern California and operate the “The Lobos Truck” and “The Grilled Cheese Truck” under a single operating company.

In May 2016, the Company elected to discontinue their food truck operations. In September 2016, pursuant to the joint venture agreement, Seawolf Group, LLC elected to terminate the joint venture and “unwind” the transaction. The 650,000 shares of Preferred Series B stock that were pledged as consideration for the transaction were rescinded.

Acquisitions

On September 9, 2016, the Company acquired 100% of the ownership interests in Urban Pharms, LLC, DJ&S, LLC and DJ&S Property #1, LLC (collectively, “Urban Pharms”) for 12,000,000 newly issued shares of the Company’s common stock of which 7,000,000 shares were issued to our new subsidiary Urban Pharms, LLC as condition to satisfy trust deed holders.

On February 3, 2017, the Company approved the Company’s entry into three material definitive agreements relating to its acquisition of TSL Distribution, LLC (“TSL”). Each agreement was executed January 31, 2017. TSL is an ongoing, locally licensed cannabis distribution operation located in Oregon. The acquisition is expected to close upon approval of approval from the local licensing authorities.

Pursuant to the Member Interest Purchase Agreement (“Purchase Agreement”), the Company will acquire 100% of the interests in TSL in exchange for 200,000 restricted shares of the Company’s common stock, warrants to acquire 200,000 additional shares at $1.00 per share for a three year term, $50,000 and a promissory note from the Company to the principals of TSL for $150,000 due in two years. The shares to be issued to TSL shareholders are subject to one year lock up period and a two year leak out.

As a condition of the Purchase Agreement, on January 31, 2017, the Company entered into an employment agreement (“Employment Agreement”) with Sarah Bennett. The Employment Agreement is for a three year term. Pursuant to the Employment Agreement, Sarah Bennett will serve as an executive sales and marketing director. Ms. Bennett will receive a salary of $100,000 per year and bonuses. If she leaves for good cause or is terminated without cause, Ms. Bennett will be entitled to a six month severance (or such lesser term as is remaining on her contract). Ms. Bennett is obligated to confidentiality, non-disparagement and other standard employment terms under the Employment Agreement.

On or around September 29, 2017, the Company entered into a Membership Purchase Agreement (“Purchase Agreement”) and an Addendum to Membership Purchase Agreement (“Addendum”) with Sun Fire Farms, LLC, an Oregon limited liability company (“SF Farms”), all of its members (“Farm Members”), Sun Fire’s Finest, LLC, an Oregon limited liability company (“SF Finest”), and all of its members (“Finest Members”). Pursuant to the Purchase Agreement, the Company agreed to purchase all of the membership interests in SF Farms and SF Finest. SF Finest intends to operate a licensed cannabis grow facility in Oregon on the approximate 39 acre parcel held by SF Farms. The members of SF Farms and SF Finest are collectively referred to herein as, “SF Members.”

The tradename “Sunfire” is not being purchased by the Company and the Company will be required to change the names of SF Farms and SF Finest. In addition, the Company has agreed that it will allow the SF Members to retain a 75% interest in the proceeds from an environmental assessment appeal by SF Farms, should the SF Members pursue the claim, which they have been granted the right to do. The Company has also agreed to indemnify the guarantors of the Land Sale Contract for the parcel held by SF Farms. The Purchase Agreement also contains representations and warranties standard for this type of transaction.

The purchase price for the interests in SF Farms and SF Finest (the “Interests”) is $700,000 plus 400,000 newly issued common shares of the Company. Of the purchase price, $700,000 and 250,000 of the purchase shares shall be allocated to the purchase of the ownership of SF Farms, and 150,000 of the purchase shares shall be allocated to the purchase of the ownership of SF Finest. In addition, the Company has agreed to assume $600,000 of principal debt pursuant to the Land Sale Contract for the parcel held by SF Farms; however, it will not be assuming any other debt. From the purchase price, $100,000 will be payable upon execution of the Purchase Agreement and the remaining $600,000 will be payable at closing, which pursuant to the Addendum shall occur within five (5) days of the Company’s receipt of at least $600,000 from a funding group tied to the SF Members. Should the transaction not close because of a default by the Company or should the transaction not close because of the condition described in Section 3.2(f) of the Purchase Agreement or any condition in Section 3.3, then the SF Members shall retain the $100,000. Should the transaction not close for any other reason, the SF Members will be jointly and severally responsible for repaying the Company the $100,000 tendered at execution within 15 days from termination of the Purchase Agreement.

Pursuant to the Agreement, each of the SF Members has agreed that he/she/it shall not sell or transfer any of hers/his/its purchase shares for a period of six (6) months following the closing date and, thereafter, shall sell no more than the greater of $1,000 or 1% of the Company’s daily trading volume for the prior trading day on any given day and will sell no more than 1% of the Company’s issued and outstanding common stock in any calendar quarter for a period of eighteen (18) months.

Divestitures

On or around September 29, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with David Danhi. Pursuant to the Settlement Agreement, the parties agreed to release all claims against each other, subject to satisfaction of terms and conditions of the Settlement Agreement.

Pursuant to the Settlement Agreement, the Company agreed to transfer to Mr. Danhi all intellectual property owned by the Company or its subsidiary, Grilled Cheese, Inc., relating to “The Grilled Cheese Truck” branding and related trademarks (the “Brand”). In consideration, Mr. Danhi has agreed to return 3,000,000 of his 4,345,000 common shares of the Company upon satisfaction of the terms of the Settlement Agreements. These shares are to be held in escrow until their release. Mr. Danhi may sell his remaining common shares subject to certain limitations in the Settlement Agreement, including the Company’s right of first refusal to purchase the shares from Danhi.

In addition, the Company agreed to pay Mr. Danhi $100,000 in consideration of Mr. Danhi’s legal and other expenses relating to his dispute with the Company. The Company has also agreed to use $225,000 from future offering funds, if any, to pay certain tax liabilities.

Employment and consulting agreements

On May 1, 2016, the Company entered into a new employment agreement with its Chairman, Robbie Lee whereby Mr. Lee will serve as Chairman and CEO for three years. The contract has non-Pursuant to the agreement, the Company acknowledges that Mr. Lee has options to acquire interests in a cannabis operation in Oregon and agrees that exercise of such options is not a breach of his employment agreement. The agreement also contains standard non-disparagement, non-compete and confidentiality provisions.

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

Line of Credit

On January 19, 2016, The Grilled Cheese Truck, Inc., a Nevada corporation (the “Company”) entered into an Investment Agreement (“Investment Agreement”) with R2S, LLC, a California limited liability company (“R2S”).

Pursuant to the Investment Agreement, R2S has agreed to grant the Company a line of credit up to $3,000,000. R2S shall approve draws from the line of credit in its sole discretion and is not required to loan any sums to the Company. In the event R2S does lend sums to the Company pursuant to the Agreement, such loans shall be evidenced by promissory notes (“Note(s)”) bearing 10% interest. Each note shall mature one year from its issuance, be secured by all assets of the Company and may be converted into common shares of the Company at a rate of $1.00 per share. In addition, for every dollar invested, R2S will be issued a warrant to purchase one common share of the Company at an exercise price of $2.00 per share and one share of restricted common stock to be held in escrow for one year. All securities may be issued to R2S or its designated assign.

Pursuant to the Investment Agreement, the Company has also entered into the following material covenants:

The Company shall pay R2S an administrative fee of $60,000, to be paid in increments.

The Company will change its name to “American Patriot Brands, Inc.” to properly reflect a multi brand and consolidation strategy no later than ninety days after the entering into the Investment Agreement.

Existing and future board and management members will continue to be subject to the existing lock-up and leak out terms for an additional 12 months.

All existing warrants held by Investor and any additional existing warrant holder approved by Investor shall be extended an additional 24 months past their respective expiration dates. Approved warrant extension agreements but be executed within 30 days from Investor funding the first Loan. Further, the Company will offer certain existing investors the opportunity to retroactively invest in the Company on the same terms as R2S.

The Company shall reserve shares of Common Stock to be allocated towards the payment of goods and services rendered historically or prospectively in lieu of cash, which may be issued as decided by the Company’s executive chairman and one other member of the board or executive officer.

The Company will approve the release of a lockup leak out and the transfer of a minority percentage of shares.

One Soupman and one Grilled Cheese Truck cart will be open and operating in New York City and operated by a Veteran no later than December 31, 2016.

R2S may replace three of the Company’s board members with new members of its choosing within 30 days from first loan funding.

The Company was to hire a new CFO, which it has done.

Current board and management must convert at least 75% of their deferred compensation and expenses to Company common stock.

Payment of deferred compensation may not exceed $250,000.

The Company will place a ceiling of $1.6m or 10% of revenues on corporate overhead and general and administrative expenses over the next 12 months.

The Company must hit certain pro forma expectations by September 30, 2016.

The Company must produce a budget for R2S detailing its use of R2S proceeds.

R2S may require key-man insurance on Company executives or it will have the authority to approve replacements in the even that any uncovered executive dies or is incapacitated.

The Company’s management must provide the board with monthly unaudited financial statements to be reviewed and approved by the board.

R2S will have the opportunity to attend and speak at board meeting but not to affect board decisions.

The Investment Agreement otherwise contains standards representations and warranties from the Company and R2S.

Issuance of common shares for compensation

In March 2016, the Company issued 942,003 shares of restricted common stock to Robbie Y. Lee, Chairman in full settlement of $480,421 of accrued compensation and expenses as of December 31, 2015. In addition, in 2016 he received an additional 1,980,000 shares of restricted common stock as a bonus

In January 2017, the Company issued 275,654 shares of restricted common stock to Algie Hodges, former Chief Executive as partial satisfaction of his termination agreement of April 2016. He also received 294,231 shares to settle out the balance of his termination agreement.

In January 2017, the Company issued 850,000 shares of restricted common stock to Robert Y Lee, Chairman in full satisfaction of $350,667 of accrued compensation and expenses as of December 31, 2016. In 2017 he received an additional 1,800,000 shares of restricted common stock for compensation and a bonus. In 2017, he also received 120,000 shares for personally guaranteeing several loans.

In January 2017, the Company issued 806,000 shares of restricted common stock to Brian Pallas, COO and director in full satisfaction of $458,400 of accrued compensation and expenses as of December 31, 2016. Also in January 2017 he received 250,000 shares of restricted common stock for director services. In May 2017, he received 339,000 shares of restricted common stock as a performance bonus.

In January 2017, the Company issued 400,000 shares of restricted common stock to James Anderson, Director for future consulting services. Also in January 2017 he received 250,000 shares of restricted common stock for director services.

In 2016, the Company issued 8,751,733 shares of common stock for a variety of consulting services.

In 2017, the Company issued 6,372,162 shares of common stock for a variety of consulting services.

Issuance of shares and notes payable

In 2016, the Company issued 1,849,604 shares of restricted common stock for total proceeds of $347,500.

In 2017, the Company issued 4,810,635 shares of restricted common stock and 2,025,000 warrants for total proceeds of $1,058,964.

In 2016, the Company issued a secured promissory note totaling $250,000 in conjunction with the Urban Pharms, acquisition. The note is secured by the real estate, bears interest at 10% per annum and matures in 24 months.

In, 2016, the Company issued promissory notes totaling $265,000. The notes bear interest at various rates per annum and with various short term maturity dates in. The notes also provide a renewable roll-over provision. In 2017, the Company issued 50,000 warrants in connection with rolling over one of these notes.

Conversion of note payable

In 2016, the Company issued 2,021,240 shares of common stock for convertible notes and accrued interest.

In 2017, the Company issued 2,429,638 shares of common stock for convertible notes and accrued interest.

Changes in Executive Management and the Board of Directors

As the company was deciding to exit the food truck business, the entire executive staff and board of directors for the period ended December 31, 2015 resigned from the company from December 2015 through May 2016; except for the Chairman of the Board.

The company has added experience business executives as directors and to lead its cannabis business operations.

				Director or Officer
Name	Since	To	Resigned	Positions
Robert Y. Lee	2013	current		CHB, CEO, CFO & Director
Brian Pallas	2016	current		COO & Director
James Anderson	2016	current		Director
David Danhi	2013	2016	Apr-16	Former CCO & director
Algie Hodges	2015	2016	May-16	Former CEO & Director
Deepak Devaraj	2013	2016	Apr-16	Former Director
General Wesley Clark	2013	2016	Apr-16	Former Director
Peter Goldstein	2013	2015	Dec-15	Former CFO & Director
Peter Freix	2015	2016	Apr-16	Former Director
Scott Cosper	2015	2016	May-16	Former CFO

